Form 10-Q
period 2003-02-28
KWIK FIL INC; UNITED REFINING CO; VULCAN ASPHALT REFINING CORP; UNITED REFINING CO /PA/; UNITED JET CENTER INC; SUPER TEST PETROLEUM INC; PPC INC; KWIK FILL INC; KIANTONE PIPELINE CO; INDEPENDENT GASOLINE & OIL CO OF ROCHESTER
filed 2003-04-14
CIK 1045540, 101462, 1045546, 1040270, 1045542, 1045545, 1045544, 1045541, 1045539, 1045547

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          ----------------------------

 (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended February 28, 2003

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ---------------------------

                          Commission File No. 333-35083
                                              ---------

                             UNITED REFINING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Pennsylvania                                25-1411751
---------------------------------------           ------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

15 Bradley Street
-----------------

Warren, Pennsylvania                                      16365
--------------------                                      -----
(address of principal                                   (Zip Code)
 executive office)

Registrant's telephone number, including area code    814-726-4674
                                                      ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X   No
                                   -----    -----

Number of shares outstanding of Registrant's Common Stock as of
April 14, 2003:     100.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes       No   X
                                   -----    -----

---------------------------------------------------------------------------------------------------------------------------------
                                                TABLE OF ADDITIONAL REGISTRANTS
---------------------------------------------------------------------------------------------------------------------------------
                                                                            Primary
                                                                            Standard
                                                      State of Other       Industrial       IRS Employer
                                                      Jurisdiction of    Classification    Identification     Commission
                         Name                          Incorporation         Number            Number         File Number
---------------------------------------------------------------------------------------------------------------------------------
Kiantone Pipeline Corporation                            New York             4612           25-1211902       333-35083-01
---------------------------------------------------------------------------------------------------------------------------------
Kiantone Pipeline Company                              Pennsylvania           4600           25-1416278       333-35083-03
---------------------------------------------------------------------------------------------------------------------------------
United Refining Company of Pennsylvania                Pennsylvania           5541           25-0850960       333-35083-02
---------------------------------------------------------------------------------------------------------------------------------
United Jet Center, Inc.                                  Delaware             4500           52-1623169       333-35083-06
---------------------------------------------------------------------------------------------------------------------------------
Kwik Fill Corporation                                  Pennsylvania           5541           25-1525543       333-35083-05
---------------------------------------------------------------------------------------------------------------------------------
Independent Gas and Oil Company of Rochester, Inc.       New York             5170           06-1217388       333-35083-11
---------------------------------------------------------------------------------------------------------------------------------
Bell Oil Corp.                                           Michigan             5541           38-1884781       333-35083-07
---------------------------------------------------------------------------------------------------------------------------------
PPC, Inc.                                                  Ohio               5541           31-0821706       333-35083-08
---------------------------------------------------------------------------------------------------------------------------------
Super Test Petroleum, Inc.                               Michigan             5541           38-1901439       333-35083-09
---------------------------------------------------------------------------------------------------------------------------------
Kwik-Fil, Inc.                                           New York             5541           25-1525615       333-35083-04
---------------------------------------------------------------------------------------------------------------------------------
Vulcan Asphalt Refining Corporation                      Delaware             2911           23-2486891       333-35083-10
---------------------------------------------------------------------------------------------------------------------------------

PART I.                 FINANCIAL INFORMATION                                                                    PAGE(S)
---------------------------------------------
              Item 1.      Financial Statements

                           Consolidated Balance Sheets -
                           February 28, 2003 and August 31, 2002                                                     4

                           Consolidated Statements of Operations -
                           Six Months and Quarters Ended February 28, 2003 and 2002                                  5

                           Consolidated Statements of Comprehensive Income (Loss) -
                           Six Months and Quarters Ended February 28, 2003 and 2002                                  6

                           Consolidated Statements of Cash Flows -
                           Six Months Ended February 28, 2003 and 2002                                               7

                           Notes to Consolidated Financial Statements                                             8-18

              Item 2.      Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                                         19-28

              Item 3.      Quantitative and Qualitative Disclosures about Market Risk                               29

              Item 4.      Controls and Procedures                                                                  30

PART II.                OTHER INFORMATION                                                                           31
-----------------------------------------

Item 6.           Exhibits and Reports on Form 8-K

                     (a) Exhibit 99.1 - Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

                         Exhibit 99.2 - Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

                     (b) No reports on Forms 8-K have been filed for the quarter for which this report is being filed.


                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                           FEBRUARY 28,
                                                                               2003              AUGUST 31,
                                                                            (UNAUDITED)             2002
   -------------------------------------------------------------------------------------------------------------
   ASSETS
   CURRENT:
         Cash and cash equivalents                                          $     9,969         $    13,515
         Accounts receivable, net                                                35,849              33,865
         Inventories                                                            103,224              93,567
         Prepaid expenses and other assets                                       12,462              11,179
         Refundable income taxes                                                      -               3,300
   -------------------------------------------------------------------------------------------------------------
               TOTAL CURRENT ASSETS                                             161,504             155,426
   PROPERTY, PLANT AND EQUIPMENT, NET                                           187,202             189,894
   INVESTMENT IN AFFILIATED COMPANY                                               1,975               1,707
   DEFERRED FINANCING COSTS, NET                                                  3,337               3,641
   GOODWILL AND OTHER NON-AMORTIZABLE ASSETS                                     11,849              11,849
   AMORTIZABLE INTANGIBLE ASSETS, NET                                             3,877               4,170
   DEFERRED TURNAROUND COSTS AND OTHER ASSETS, NET                                8,402               4,753
   -------------------------------------------------------------------------------------------------------------
                                                                            $   378,146         $   371,440
   =============================================================================================================
   LIABILITIES AND STOCKHOLDER'S EQUITY
   CURRENT:
         Revolving credit facility                                          $    46,000         $    24,314
         Current installments of long-term debt                                     245                 236
         Accounts payable                                                        38,610              50,647
         Accrued liabilities                                                     16,004              14,002
         Sales, use and fuel taxes payable                                       14,247              18,517
         Deferred income taxes                                                    4,234               5,323
         Amounts due to affiliated companies, net                                   825                 140
   -------------------------------------------------------------------------------------------------------------
               TOTAL CURRENT LIABILITIES                                        120,165             113,179
   LONG TERM DEBT:  LESS CURRENT INSTALLMENTS                                   181,741             181,863
   DEFERRED INCOME TAXES                                                            584                 360
   DEFERRED GAIN ON SETTLEMENT OF PENSION PLAN OBLIGATIONS                        1,237               1,345
   DEFERRED RETIREMENT BENEFITS                                                  24,879              24,147
   OTHER NONCURRENT LIABILITIES                                                   1,900               2,350
   -------------------------------------------------------------------------------------------------------------
               TOTAL LIABILITIES                                                330,506             323,244
   -------------------------------------------------------------------------------------------------------------
   COMMITMENTS AND CONTINGENCIES
   STOCKHOLDER'S EQUITY:
         Common stock, $.10 par value per share - shares authorized
               100; issued and outstanding 100                                        -                   -
         Additional paid-in capital                                              16,648              16,648
         Retained earnings                                                       31,082              31,638
         Accumulated other comprehensive loss                                       (90)                (90)
   -------------------------------------------------------------------------------------------------------------
               TOTAL STOCKHOLDER'S EQUITY                                        47,640              48,196
   -------------------------------------------------------------------------------------------------------------
                                                                            $   378,146         $   371,440
   =============================================================================================================

                                 See notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)
                                 (IN THOUSANDS)

--------------------------------------------------------------------------------

                                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                             FEBRUARY 28,                 FEBRUARY 28,
                                                                    -----------------------------------------------------------
                                                                          2003          2002           2003          2002
   ----------------------------------------------------------------------------------------------------------------------------
   NET SALES                                                          $  311,429    $  214,728     $  604,734    $  443,232
   COSTS OF GOODS SOLD                                                   269,887       189,310        535,206       412,694
   ----------------------------------------------------------------------------------------------------------------------------
                GROSS PROFIT                                              41,542        25,418         69,528        30,538
   ----------------------------------------------------------------------------------------------------------------------------
   EXPENSES:
           Selling, general and administrative expenses                   27,016        23,923         53,344        42,312
           Depreciation and amortization expenses                          3,303         2,998          6,606         5,958
   ----------------------------------------------------------------------------------------------------------------------------
                TOTAL OPERATING EXPENSES                                  30,319        26,921         59,950        48,270
   ----------------------------------------------------------------------------------------------------------------------------
                OPERATING INCOME (LOSS)                                   11,223        (1,503)         9,578       (17,732)
   ----------------------------------------------------------------------------------------------------------------------------
   OTHER INCOME (EXPENSE):
           Interest expense, net                                          (5,262)       (4,877)       (10,463)       (9,516)
           Other, net                                                       (220)         (317)          (288)         (794)
           Equity in net earnings of affiliate                               217           235            268           590
   ----------------------------------------------------------------------------------------------------------------------------
                                                                          (5,265)       (4,959)       (10,483)       (9,720)
   ----------------------------------------------------------------------------------------------------------------------------
                INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)          5,958        (6,462)          (905)      (27,452)
   INCOME TAX EXPENSE (BENEFIT)                                            2,296        (2,610)          (349)      (10,980)
   ----------------------------------------------------------------------------------------------------------------------------
   NET INCOME (LOSS)                                                  $    3,662    $   (3,852)    $     (556)   $  (16,472)
   ============================================================================================================================

                                 See notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - (UNAUDITED)
                                 (IN THOUSANDS)

--------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                            FEBRUARY 28,                             FEBRUARY 28,
                                                ----------------------------------------------------------------------------------
                                                        2003              2002               2003                   2002
   -------------------------------------------------------------------------------------------------------------------------------

   NET INCOME (LOSS)                                $      3,662     $     (3,852)      $          (556)        $    (16,472)
   OTHER COMPREHENSIVE LOSS:
       Minimum pension liability, net of taxes                 -                -                     -                    -
   -------------------------------------------------------------------------------------------------------------------------------

   TOTAL COMPREHENSIVE INCOME (LOSS)                $      3,662     $     (3,852)      $          (556)        $    (16,472)
   ===============================================================================================================================

                                 See notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                 (IN THOUSANDS)

--------------------------------------------------------------------------------

                                                                                               SIX MONTHS ENDED
                                                                                                 FEBRUARY 28,
                                                                             ------------------------------------------------------
                                                                                         2003                           2002
          -------------------------------------------------------------------------------------------------------------------------
          CASH FLOWS FROM OPERATING ACTIVITIES:
                 Net loss                                                     $              (556)           $            (16,472)
                 Adjustments to reconcile net loss to net
                          cash used in operating activities:
                     Depreciation and amortization                                          8,429                           7,628
                     Equity in net earnings of affiliate                                     (268)                           (590)
                     Change in deferred income taxes                                         (865)                         (4,474)
                     Loss on asset dispositions                                                39                             210
                     Cash used in working capital items                                   (23,244)                         (9,233)
                 Change in operating assets and liabilities:
                     Deferred retirement benefits                                             732                             718
                     Other, net                                                              (450)                           (187)
          -------------------------------------------------------------------------------------------------------------------------
                          TOTAL ADJUSTMENTS                                               (15,627)                         (5,928)
          -------------------------------------------------------------------------------------------------------------------------
                          NET CASH USED IN OPERATING ACTIVITIES                           (16,183)                        (22,400)
          -------------------------------------------------------------------------------------------------------------------------
          CASH FLOWS FROM INVESTING ACTIVITIES:
                 Purchase of business, net of cash acquired                                     -                         (16,900)
                 Additions to property, plant and equipment                                (3,659)                         (4,499)
                 Additions to deferred turnaround costs                                    (5,277)                           (973)
                 Proceeds from asset dispositions                                               -                               2
          -------------------------------------------------------------------------------------------------------------------------
                          NET CASH USED IN INVESTING ACTIVITIES                            (8,936)                        (22,370)
          -------------------------------------------------------------------------------------------------------------------------
          CASH FLOWS FROM FINANCING ACTIVITIES:
                 Net borrowings on revolving credit facility                               21,686                          20,000
                 Dividends                                                                      -                          (2,130)
                 Deferred financing costs                                                       -                             (42)
                 Principal reductions of long-term debt                                      (113)                            (63)
          -------------------------------------------------------------------------------------------------------------------------
                          NET CASH PROVIDED BY FINANCING ACTIVITIES                        21,573                          17,765
          -------------------------------------------------------------------------------------------------------------------------
          NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (3,546)                        (27,005)
          CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     13,515                          35,224
          -------------------------------------------------------------------------------------------------------------------------
          CASH AND CASH EQUIVALENTS, END OF PERIOD                            $             9,969            $              8,219
          =========================================================================================================================
          CASH PROVIDED BY (USED IN) WORKING CAPITAL ITEMS:
                 Accounts receivable, net                                     $            (1,984)           $             13,689
                 Inventories                                                               (9,657)                        (16,928)
                 Prepaid expenses and other assets                                         (1,283)                         (1,888)
                 Accounts payable                                                         (12,037)                          3,863
                 Accrued liabilities                                                        2,002                            (378)
                 Amounts due to affiliated companies, net                                     685                          (1,679)
                 Income taxes payable                                                           -                          (2,533)
                 Refundable income taxes                                                    3,300                               -
                 Sales, use and fuel taxes payable                                         (4,270)                         (3,379)
          -------------------------------------------------------------------------------------------------------------------------
                       CASH USED IN WORKING CAPITAL ITEMS                     $           (23,244)           $             (9,233)
          =========================================================================================================================

                                 See notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------


1. DESCRIPTION OF BUSINESS AND          The consolidated financial statements
   BASIS OF PRESENTATION                include the accounts of United Refining
                                        Company and its subsidiaries, United
                                        Refining Company of Pennsylvania and its subsidiaries, and Kiantone Pipeline
                                        Corporation (collectively, the
                                        "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

                                        The Company is a petroleum refiner and
                                        marketer in its primary market area of
                                        Western New York and Northwestern
                                        Pennsylvania. Operations are organized
                                        into two business segments: wholesale
                                        and retail.

                                        The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products and convenience and grocery items through company owned gasoline stations and convenience stores under the Kwik Fill(R), Red Apple Food Mart(R) and Country Fair(R) brand names.

                                        United Refining Company is a
                                        wholly-owned subsidiary of United
                                        Refining, Inc., a wholly-owned
                                        subsidiary of United Acquisition
                                        Corporation which, in turn is a
                                        wholly-owned subsidiary of Red Apple
                                        Group, Inc.

                                        The accompanying unaudited consolidated
                                        financial statements have been prepared
                                        in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended February 28, 2003 are not necessarily indicative of the results that may be expected for the year ending August 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filing dated November 27, 2002.

2. INTANGIBLE ASSETS AND                Effective July 1, 2001, the Company
   GOODWILL                             adopted certain provisions of Financial
                                        Accounting Standards Board ("FASB") No.
                                        141, "Business Combinations,"
                                        ("Statement 141") and effective
                                        September 1, 2002 the Company adopted
                                        the full provisions of Statement 141 and Statement No. 142, "Goodwill and Other
                                        Intangible Assets" ("Statement 142").
                                        Statement 141 requires the use of the
                                        purchase method of accounting and
                                        prohibits the use of the
                                        pooling-of-interests method of
                                        accounting for business combinations
                                        initiated after June 30, 2001. Statement
                                        141 also requires that the Company
                                        recognize acquired intangible assets
                                        apart from goodwill if the acquired
                                        intangible assets meet certain criteria.

                                        Statement 142 requires, among other
                                        things, that companies no longer
                                        amortize goodwill and certain indefinite lived intangible assets

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                        but instead test goodwill and certain
                                        indefinite lived intangible assets for
                                        impairment at least annually in
                                        accordance with the guidance in
                                        Statement 142. In addition, Statement
                                        142 requires that the Company identify
                                        reporting units for the purposes of
                                        assessing potential future impairments
                                        of goodwill, reassess the useful lives
                                        of other existing recognized intangible
                                        assets, and cease amortization of
                                        goodwill and other intangible assets
                                        with an indefinite useful life.

                                        The Company acquired 100% of the
                                        operations and working capital assets of County Fair, Inc. on December 21, 2001. The goodwill and certain intangible assets acquired therewith were not subject to amortization in accordance with Statement 142. Consequently, historic earnings as previously reported were not affected by the adoption of Statement 142 and no disclosures are required pursuant to Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes".

                                        In conjunction with the implementation
                                        of Statement 142, the Company has
                                        completed the transitional impairment
                                        review. Statement 142 prescribes a
                                        two-step process for impairment testing
                                        of goodwill. The first step of this
                                        test, used to identify impairment,
                                        compares the fair value of a reporting
                                        unit with its carrying amount including
                                        goodwill. The second step (if
                                        necessary), measures the amount of the
                                        impairment. Using the guidance in
                                        Statement 142, the Company has
                                        determined that its subsidiary, Country
                                        Fair, Inc. is a reporting unit. The
                                        Company's transitional goodwill
                                        impairment test indicated that the fair
                                        value of the reporting unit exceeded the reporting unit's carrying amount; accordingly, the second step was not necessary. The Company has noted no subsequent indicators that would require testing goodwill for impairment.

                                        There were no changes in the carrying
                                        amount of goodwill for the six months
                                        ended February 28, 2003.

                                        As of February 28, 2003 and August 31,
                                        2002, the Company's intangible assets
                                        and goodwill, included in the Company's
                                        retail business, were as follows:

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------


                                                  FEBRUARY 28, 2003                                 AUGUST 31, 2002
                                      --------------------------------------------------------------------------------------
                                          GROSS                                       GROSS
                                         CARRYING            ACCUMULATED             CARRYING            ACCUMULATED
                                          AMOUNT             AMORTIZATION             AMOUNT             AMORTIZATION
----------------------------------------------------------------------------------------------------------------------------
Amortizable intangible assets:
    Vendor contracts                    $      2,600          $       433           $      2,600         $        248
    Deed restrictions                            800                   38                    800                   21
    Non-compete agreement                        400                   93                    400                   53
    Leasehold covenants                        1,537                  119                  1,537                   68
                                      --------------------------------------------------------------------------------------
                                        $      5,337          $       683           $      5,337         $        390
                                      ======================================================================================
Non-amortizable assets:
    Trade name                          $     10,500          $         -           $     10,500         $          -
    Goodwill                                   1,349                    -                  1,349                    -
                                      --------------------------------------------------------------------------------------
                                        $     11,849          $         -           $     11,849         $          -
                                      ======================================================================================



                                        Amortization expense for the three and
                                        six month periods ended February 28,
                                        2003 was $146,000 and $293,000,
                                        respectively.

                                        Amortization expense for intangible
                                        assets subject to amortization for each
                                        of the years in the five year period
                                        ending August 31, 2007 is estimated to
                                        be $585,000 in 2003, 2004, and 2005,
                                        $582,000 in 2006, and $499,000 in 2007.


3. RECENT ACCOUNTING STANDARDS          In June 2001, the FASB issued Statement
                                        No. 143, "Accounting for Obligations
                                        Associated with the Retirement of
                                        Long-Lived Assets" ("Statement 143").
                                        The objective of Statement 143 is to
                                        establish an accounting standard for the recognition and measurement of an asset retirement obligation on certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset.
                                        Statement 143 requires the legal
                                        obligation associated with the
                                        retirement of a tangible long-lived
                                        asset to be recognized at fair value as
                                        a liability when incurred, and the cost
                                        to be capitalized by increasing the
                                        carrying amount of the related
                                        long-lived asset. Statement 143 was
                                        effective for the Company's fiscal year
                                        beginning September 1, 2002.

                                        The adoption of Statement 143 did not
                                        have a material effect on the Company's
                                        financial position or results of
                                        operations.

                                        In October 2001, the FASB issued
                                        Statement No. 144, "Accounting for the
                                        Impairment or Disposal of Long-Lived
                                        Assets" ("Statement 144"). Statement 144 supersedes Statement No. 121,
                                        "Accounting for the Impairment of
                                        Long-Lived Assets and for Long-Lived
                                        Assets to be Disposed of" ("Statement
                                        121") and retains the basic requirements of Statement 121 regarding when and how to measure an impairment loss. Statement 144 provides additional implementation guidance on accounting for an impairment loss.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                        Statement 144 is effective for all
                                        fiscal years beginning after December
                                        15, 2001.

                                        The Company's adoption of Statement 144
                                        did not have a material effect on the
                                        Company's financial position or results
                                        of operations.

                                        In April 2002, the FASB issued Statement
                                        No. 145, "Rescission of Statements No.
                                        4, 44 and 64, Amendment of FASB
                                        Statement No. 13, and Technical
                                        Corrections" ("Statement 145").
                                        Statement 145 eliminates extraordinary
                                        accounting treatment for reporting gains or losses on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement are effective for fiscal years beginning after May 15, 2002; however, early application of Statement 145 is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of this Statement would be reclassified to other income in most cases following adoption.

                                        The adoption of Statement 145 did not
                                        have a material impact on the Company's
                                        financial position or results of
                                        operations.

                                        In June 2002, the FASB issued Statement
                                        No. 146, "Accounting for Costs
                                        Associated with Exit or Disposal
                                        Activities" ("Statement 146"), which
                                        changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

                                        The adoption of Statement 146 did not
                                        have an effect on the Company's
                                        financial position or results of
                                        operations as the Company did not exit,
                                        discontinue or restructure any of its
                                        operations.

                                        In November 2002, the FASB issued
                                        Interpretation No. 45, "Guarantor's
                                        Accounting and Disclosure Requirements
                                        for Guarantees, Including Indirect
                                        Guarantees of Indebtedness of Others"
                                        ("Interpretation 45"). Interpretation 45 elaborates on the disclosures that a guarantor should make in its interim and annual financial statements regarding its obligations relating to the issuance of certain guarantees. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation 45 provides specific guidance identifying the characteristics of contracts that are subject to its guidance and it also provides for scope exceptions from the guidance in its entirety and from only the initial recognition and measurement provisions.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                        The recognition and measurement
                                        provisions of Interpretation 45 are
                                        effective on a prospective basis for
                                        guarantees issued or modified after
                                        December 31, 2002, regardless of the
                                        guarantor's fiscal year end.
                                        Interpretation 45 specifically prohibits the guarantor to revise or restate its previous accounting for guarantees issued prior to December 31, 2002.

                                        The disclosure requirements of
                                        Interpretation 45 are effective for
                                        interim and annual period financial
                                        statements ending after December 15,
                                        2002.

                                        The adoption of Interpretation 45 did
                                        not have a material impact on the
                                        Company's financial position or results
                                        of operations.

                                        In January 2003, the FASB issued
                                        Interpretation No. 46, "Consolidation of
                                        Variable Interest Entities"
                                        ("Interpretation 46"). Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.
                                        Interpretation 46 is applicable
                                        immediately for variable interest
                                        entities created after January 31, 2003.
                                        For variable interest entities created
                                        prior to January 31, 2003, the
                                        provisions of Interpretation 46 are
                                        applicable no later than July 31, 2003.

                                        The Company does not expect the adoption of Interpretation 46 to have an effect on its financial position or results of operations.


4. INVENTORIES                         Inventories consist of the following:



                                                        FEBRUARY 28, 2003             AUGUST 31, 2002
-----------------------------------------------------------------------------------------------------------
Crude Oil                                                 $      27,266                $   26,384
Petroleum Products                                               46,543                    38,407
                                                -----------------------------------------------------------
                  Total @ LIFO                                   73,809                    64,791
                                                -----------------------------------------------------------

Merchandise                                                      15,598                    15,362
Supplies                                                         13,817                    13,414
                                                -----------------------------------------------------------
                  Total @ FIFO                                   29,415                    28,776
                                                -----------------------------------------------------------
     Total Inventory                                        $   103,224                $   93,567
                                                ===========================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

5. CREDIT FACILITY                      As of February 28, 2003, the Company did
                                        not meet the criteria of the facility's
                                        fixed charge coverage ratio as defined
                                        in the Credit Agreement dated July 12,
                                        2002, as amended November 27, 2002,
                                        February 19, 2003 and March 24, 2003,
                                        expiring on May 9, 2007. The Company has received a waiver for compliance with this covenant from the participating banks in the facility for the four quarters ended February 28, 2003.
                                        Concurrent with this waiver, both
                                        parties have amended the facility
                                        allowing for a temporary increase in the credit facility commitment from
                                        $50,000,000 to $70,000,000. From the
                                        effective date of the amendment to and
                                        including July 31, 2003, the credit
                                        facility commitment will be $70,000,000.
                                        From August 1, 2003 through and
                                        including September 30, 2003, the credit facility commitment will be $60,000,000.
                                        After September 30, 2003, the credit
                                        facility commitment will be reduced to
                                        its original $50,000,000. Additionally,
                                        the amendment revised select covenant
                                        calculations, including the fixed charge coverage ratio and redefined select definitions.

6. SUBSIDIARY GUARANTORS                Certain of United Refining Company's
                                        (the "issuer") subsidiaries function as
                                        guarantors under the terms of the
                                        $200,000,000 Senior Unsecured Note
                                        Indenture due June 9, 2007. Financial
                                        information for the issuer and its
                                        wholly owned subsidiary guarantors is as follows:

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

Condensed Consolidating Balance Sheets
(in thousands)

                                                                             February 28, 2003
                                                    ---------------------------------------------------------------------
                                                      Issuer       Guarantors       Eliminations        Consolidated
                                                    ---------------------------------------------------------------------
Assets
Current:
   Cash and cash equivalents                         $   2,857   $     7,112      $             -    $           9,969
   Accounts receivable, net                             25,264        10,585                    -               35,849
   Inventories                                          80,661        22,563                    -              103,224
   Prepaid expenses and other assets                     6,876         5,586                    -               12,462
   Refundable income taxes                                   -             -                    -                    -
   Intercompany                                        101,675        19,324             (120,999)                   -
                                                    ---------------------------------------------------------------------
       Total current assets                            217,333        65,170             (120,999)             161,504

Property, plant and equipment, net                     117,543        69,659                    -              187,202
Investment in affiliated company                         1,975             -                    -                1,975
Deferred financing costs, net                            3,337             -                    -                3,337
Goodwill and other non-amortizable assets                    -        11,849                    -               11,849
Amortizable intangible assets, net                           -         3,877                    -                3,877
Deferred turnaround costs & other assets, net            8,433         1,140               (1,171)               8,402
                                                    ---------------------------------------------------------------------
                                                     $ 348,621   $   151,695      $      (122,170)   $         378,146
                                                    =====================================================================
Liabilities and Stockholder's Equity
Current:
   Revolving credit facility                         $  46,000   $         -      $             -    $          46,000
   Current installments of long-term debt                   92           153                    -                  245
   Accounts payable                                     27,799        10,811                    -               38,610
   Accrued liabilities                                  12,178         3,826                    -               16,004
   Sales, use and fuel taxes payable                    11,652         2,595                    -               14,247
   Deferred income taxes                                 4,955          (721)                   -                4,234
   Amounts due to affiliated companies, net                629           196                    -                  825
   Intercompany                                              -       120,999             (120,999)                   -
                                                    ---------------------------------------------------------------------
       Total current liabilities                       103,305       137,859             (120,999)             120,165

Long term debt: less current installments              180,418         1,323                    -              181,741
Deferred income taxes                                   (3,343)        3,927                    -                  584
Deferred gain on settlement of pension                   1,237             -                    -                1,237
     plan obligations
Deferred retirement benefits                            23,265         1,614                    -               24,879
Other noncurrent liabilities                                 -         1,900                    -                1,900
                                                    ---------------------------------------------------------------------
       Total liabilities                               304,882       146,623             (120,999)             330,506
                                                    ---------------------------------------------------------------------
Commitment and contingencies
Stockholder's equity
   Common stock, $.10 par value per share -
     shares authorized 100; issued and
     outstanding 100                                         -            18                  (18)                   -
   Additional paid-in capital                            7,150        10,651               (1,153)              16,648
   Retained earnings                                    36,679        (5,597)                   -               31,082
   Accumulated other
      comprehensive loss                                   (90)            -                    -                  (90)
                                                    ---------------------------------------------------------------------
       Total stockholder's equity                       43,739         5,072               (1,171)              47,640
                                                    ---------------------------------------------------------------------
                                                     $ 348,621   $   151,695      $      (122,170)   $         378,146
                                                    =====================================================================

                                                                                  August 31, 2002
                                                    -----------------------------------------------------------------------
                                                       Issuer        Guarantors       Eliminations        Consolidated
                                                    -----------------------------------------------------------------------
Assets
Current:
   Cash and cash equivalents                         $   4,254      $     9,261     $             -    $          13,515
   Accounts receivable, net                             22,584           11,281                   -               33,865
   Inventories                                          71,939           21,628                   -               93,567
   Prepaid expenses and other assets                     8,574            2,605                   -               11,179
   Refundable income taxes                               3,300                -                   -                3,300
   Intercompany                                         93,867           18,892            (112,759)                   -
                                                    -----------------------------------------------------------------------
       Total current assets                            204,518           63,667            (112,759)             155,426

Property, plant and equipment, net                     118,840           71,054                   -              189,894
Investment in affiliated company                         1,707                -                   -                1,707
Deferred financing costs, net                            3,641                -                   -                3,641
Goodwill and other non-amortizable assets                    -           11,849                   -               11,849
Amortizable intangible assets, net                           -            4,170                   -                4,170
Deferred turnaround costs & other assets, net            4,891            1,033              (1,171)               4,753
                                                    -----------------------------------------------------------------------
                                                     $ 333,597      $   151,773     $      (113,930)   $         371,440
                                                    =======================================================================
Liabilities and Stockholder's Equity
Current:
   Revolving credit facility                         $  24,314      $         -     $             -    $          24,314
   Current installments of long-term debt                   86              150                   -                  236
   Accounts payable                                     34,384           16,263                   -               50,647
   Accrued liabilities                                  10,083            3,919                   -               14,002
   Sales, use and fuel taxes payable                    15,228            3,289                   -               18,517
   Deferred income taxes                                 5,746             (423)                  -                5,323
   Amounts due to affiliated companies, net               (640)             780                   -                  140
   Intercompany                                              -          112,759            (112,759)                   -
                                                    -----------------------------------------------------------------------
       Total current liabilities                        89,201          136,737            (112,759)             113,179

Long term debt: less current installments              180,462            1,401                   -              181,863
Deferred income taxes                                   (3,227)           3,587                   -                  360
Deferred gain on settlement of pension                   1,345                -                   -                1,345
     plan obligations
Deferred retirement benefits                            22,643            1,504                   -               24,147
Other noncurrent liabilities                                 -            2,350                   -                2,350
                                                    -----------------------------------------------------------------------
       Total liabilities                               290,424          145,579            (112,759)             323,244
                                                    -----------------------------------------------------------------------
Commitment and contingencies
Stockholder's equity
   Common stock, $.10 par value per share -
     shares authorized 100; issued and
     outstanding 100                                         -               18                 (18)                   -
   Additional paid-in capital                            7,150           10,651              (1,153)              16,648
   Retained earnings                                    36,113           (4,475)                  -               31,638
   Accumulated other
      comprehensive loss                                   (90)               -                   -                  (90)
                                                    -----------------------------------------------------------------------
       Total stockholder's equity                       43,173            6,194              (1,171)              48,196
                                                    -----------------------------------------------------------------------
                                                     $ 333,597      $   151,773     $      (113,930)   $         371,440
                                                    =======================================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

Condensed Consolidating Statements of Operations
(in thousands)

                                                                       Three Months Ended February 28, 2003
                                                      ----------------------------------------------------------------------
                                                            Issuer          Guarantors      Eliminations     Consolidated
                                                      ----------------------------------------------------------------------
Net sales                                              $       201,020    $     171,409    $     (61,000)    $    311,429
Costs of goods sold                                            181,596          149,291          (61,000)         269,887
                                                      ----------------------------------------------------------------------
      Gross profit                                              19,424           22,118                -           41,542
                                                      ----------------------------------------------------------------------
Expenses:
   Selling, general and administrative expenses                  4,082           22,934                -           27,016
   Depreciation and amortization expenses                        2,170            1,133                -            3,303
                                                      ----------------------------------------------------------------------
      Total operating expenses                                   6,252           24,067                -           30,319
                                                      ----------------------------------------------------------------------
      Operating income (loss)                                   13,172           (1,949)               -           11,223
                                                      ----------------------------------------------------------------------
Other income (expense):
   Interest expense, net                                        (4,206)          (1,056)               -           (5,262)
   Other, net                                                     (335)             115                -             (220)
   Equity in net earnings of affiliate                             217                -                -              217
                                                      ----------------------------------------------------------------------
                                                                (4,324)            (941)               -           (5,265)
                                                      ----------------------------------------------------------------------
Income (loss) before income tax expense (benefit)                8,848           (2,890)               -            5,958
Income tax expense (benefit)                                     3,413           (1,117)               -            2,296
                                                      ----------------------------------------------------------------------
Net income (loss)                                      $         5,435    $      (1,773)   $           -     $      3,662
                                                      ======================================================================

                                                                    Three Months Ended February 28, 2002
                                                      ----------------------------------------------------------------------
                                                            Issuer          Guarantors      Eliminations     Consolidated
                                                      ----------------------------------------------------------------------
Net sales                                              $       125,198    $     126,348   $      (36,818)    $    214,728
Costs of goods sold                                            118,067          108,061          (36,818)         189,310
                                                      ----------------------------------------------------------------------
      Gross profit                                               7,131           18,287                -           25,418
                                                      ----------------------------------------------------------------------
Expenses:
   Selling, general and administrative expenses                  4,279           19,644                -           23,923
   Depreciation and amortization expenses                        2,060              938                -            2,998
                                                      ----------------------------------------------------------------------
      Total operating expenses                                   6,339           20,582                -           26,921
                                                      ----------------------------------------------------------------------
      Operating income (loss)                                      792           (2,295)               -           (1,503)
                                                      ----------------------------------------------------------------------
Other income (expense):
   Interest expense, net                                        (3,993)            (884)               -           (4,877)
   Other, net                                                     (443)             126                -             (317)
   Equity in net earnings of affiliate                             235                -                -              235
                                                      ----------------------------------------------------------------------
                                                                (4,201)            (758)               -           (4,959)
                                                      ----------------------------------------------------------------------
Income (loss) before income tax expense (benefit)               (3,409)          (3,053)               -           (6,462)
Income tax expense (benefit)                                    (1,412)          (1,198)               -           (2,610)
                                                      ----------------------------------------------------------------------
Net income (loss)                                      $        (1,997)   $      (1,855)  $            -     $     (3,852)
                                                      ======================================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

Condensed Consolidating Statements of Operations
(in thousands)

                                                                        Six Months Ended February 28, 2003
                                                      ----------------------------------------------------------------------
                                                            Issuer          Guarantors      Eliminations     Consolidated
                                                      ----------------------------------------------------------------------
Net sales                                              $       374,280    $     347,966   $     (117,512)    $    604,734
Costs of goods sold                                            352,365          300,353         (117,512)         535,206
                                                      ----------------------------------------------------------------------
      Gross profit (loss)                                       21,915           47,613                -           69,528
                                                      ----------------------------------------------------------------------
Expenses:
   Selling, general and administrative expenses                  8,117           45,227                -           53,344
   Depreciation and amortization expenses                        4,340            2,266                -            6,606
                                                      ----------------------------------------------------------------------
      Total operating expenses                                  12,457           47,493                -           59,950
                                                      ----------------------------------------------------------------------
      Operating income (loss)                                    9,458              120                -            9,578
                                                      ----------------------------------------------------------------------
Other income (expense):
   Interest expense, net                                        (8,331)          (2,132)               -          (10,463)
   Other, net                                                     (605)             317                -             (288)
   Equity in net earnings of affiliate                             268                -                -              268
                                                      ----------------------------------------------------------------------
                                                                (8,668)          (1,815)               -          (10,483)
                                                      ----------------------------------------------------------------------
Income (loss) before income tax expense (benefit)                  790           (1,695)               -             (905)
Income tax expense (benefit)                                       224             (573)               -             (349)
                                                      ----------------------------------------------------------------------
Net income (loss)                                      $           566    $      (1,122)  $            -     $       (556)
                                                      ======================================================================

                                                                    Six Months Ended February 28, 2002
                                                      ----------------------------------------------------------------------
                                                            Issuer          Guarantors      Eliminations     Consolidated
                                                      ----------------------------------------------------------------------
Net sales                                              $       283,354    $     241,493   $      (81,615)    $    443,232
Costs of goods sold                                            287,758          206,551          (81,615)         412,694
                                                      ----------------------------------------------------------------------
      Gross profit (loss)                                       (4,404)          34,942                -           30,538
                                                      ----------------------------------------------------------------------
Expenses:
   Selling, general and administrative expenses                  8,609           33,703                -           42,312
   Depreciation and amortization expenses                        4,120            1,838                -            5,958
                                                      ----------------------------------------------------------------------
      Total operating expenses                                  12,729           35,541                -           48,270
                                                      ----------------------------------------------------------------------
      Operating income (loss)                                  (17,133)            (599)               -          (17,732)
                                                      ----------------------------------------------------------------------
Other income (expense):
   Interest expense, net                                        (7,599)          (1,917)               -           (9,516)
   Other, net                                                     (967)             173                -             (794)
   Equity in net earnings of affiliate                             590                -                -              590
                                                      ----------------------------------------------------------------------
                                                                (7,976)          (1,744)               -           (9,720)
                                                      ----------------------------------------------------------------------
Income (loss) before income tax expense (benefit)              (25,109)          (2,343)               -          (27,452)
Income tax expense (benefit)                                   (10,057)            (923)               -          (10,980)
                                                      ----------------------------------------------------------------------
Net income (loss)                                      $       (15,052)   $      (1,420)  $            -     $    (16,472)
                                                      ======================================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

 Condensed Consolidating Statements of Cash Flows
(in thousands)

                                                                                   Six Months Ended February 28, 2003
                                                                         --------------------------------------------------------
                                                                            Issuer     Guarantors   Eliminations  Consolidated
                                                                         --------------------------------------------------------

Net cash provided by (used in) operating activities                       $  (14,727)  $   (1,456)  $        -    $    (16,183)
                                                                         --------------------------------------------------------
Cash flows from investing activities:
      Purchase of business, net of cash acquired                                   -            -            -               -
      Additions to property, plant and equipment                              (3,042)        (617)           -          (3,659)
      Additions to deferred turnaround costs                                  (5,277)           -            -          (5,277)
      Proceeds from asset dispositions                                             -            -            -               -
                                                                         --------------------------------------------------------
             Net cash used in investing activities                            (8,319)        (617)           -          (8,936)
                                                                         --------------------------------------------------------
Cash flows from financing activities:
      Net borrowings on revolving credit facility                             21,686            -            -          21,686
      Dividends                                                                    -            -            -               -
      Deferred financing costs                                                     -            -            -               -
      Principal reductions of long-term debt                                     (37)         (76)           -            (113)
                                                                         --------------------------------------------------------
             Net cash provided by (used in) financing activities              21,649          (76)           -          21,573
                                                                         --------------------------------------------------------
Net decrease in cash and cash equivalents                                     (1,397)      (2,149)           -          (3,546)
Cash and cash equivalents, beginning of year                                   4,254        9,261            -          13,515
                                                                         --------------------------------------------------------
Cash and cash equivalents, end of period                                  $    2,857   $    7,112   $        -    $      9,969
                                                                         ========================================================

                                                                                  Six Months Ended February 28, 2002
                                                                         -------------------------------------------------------
                                                                           Issuer     Guarantors  Eliminations   Consolidated
                                                                         -------------------------------------------------------

Net cash provided by (used in) operating activities                       $ (22,967)    $     567   $       -    $   (22,400)
                                                                         -------------------------------------------------------

      Purchase of business, net of cash acquired                            (17,281)          381           -        (16,900)
      Additions to property, plant and equipment                             (2,609)       (1,890)          -         (4,499)
      Additions to deferred turnaround costs                                   (973)            -           -           (973)
      Proceeds from asset dispositions                                            -             2           -              2
                                                                         -------------------------------------------------------
             Net cash used in investing activities                          (20,863)       (1,507)          -        (22,370)
                                                                         -------------------------------------------------------
Cash flows from financing activities:
      Net borrowings on revolving credit facility                            20,000             -           -         20,000
      Dividends                                                              (2,130)            -           -         (2,130)
      Deferred financing costs                                                  (42)            -           -            (42)
      Principal reductions of long-term debt                                      -           (63)          -            (63)
                                                                         -------------------------------------------------------
             Net cash provided by (used in) financing activities             17,828           (63)          -         17,765
                                                                         -------------------------------------------------------
Net decrease in cash and cash equivalents                                   (26,002)       (1,003)          -        (27,005)
Cash and cash equivalents, beginning of year                                 29,197         6,027           -         35,224
                                                                         -------------------------------------------------------
Cash and cash equivalents, end of period                                  $   3,195     $   5,024   $       -    $     8,219
                                                                         =======================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

7.  SEGMENTS OF BUSINESS

            Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company's reportable segments is presented in the following tables (in thousands):


                                                       THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                          FEBRUARY 28,                              FEBRUARY 28,
                                         ----------------------------------------------------------------------------------------
                                                  2003                   2002                 2003                 2002
---------------------------------------------------------------------------------------------------------------------------------

Net Sales
     Retail                                   $       170,255        $     125,171       $      345,914        $     239,208
     Wholesale                                        141,174               89,557              258,820              204,024
                                         ----------------------------------------------------------------------------------------
                                              $       311,429        $     214,728       $      604,734        $     443,232
                                         ========================================================================================
Intersegment Sales
     Wholesale                                $        59,846        $      35,641       $      115,460        $      79,330
                                         ========================================================================================

Operating Income (Loss)
     Retail                                   $        (2,482)       $      (2,603)      $         (328)       $        (687)
     Wholesale                                         13,705                1,100                9,906              (17,045)
                                         ----------------------------------------------------------------------------------------
                                              $        11,223        $      (1,503)      $        9,578        $     (17,732)
                                         ========================================================================================

Depreciation and Amortization
     Retail                                   $         1,071        $         888       $        2,142        $       1,738
     Wholesale                                          2,232                2,110                4,464                4,220
                                         ----------------------------------------------------------------------------------------
                                              $         3,303        $       2,998       $        6,606        $       5,958
                                         ========================================================================================



                                                 FEBRUARY 28, 2003                AUGUST 31, 2002
     ----------------------------------------------------------------------------------------------------

     Total Assets
          Retail                             $           126,864                $        127,712
          Wholesale                                      251,282                         243,728
                                         ----------------------------------------------------------------
                                             $           378,146                $        371,440
                                         ================================================================

     Capital Expenditures
          Retail                             $               433                $          4,552
          Wholesale                                        3,226                           5,747
                                         ----------------------------------------------------------------
                                             $             3,659                $         10,299
                                         ================================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
FORWARD LOOKING STATEMENTS

         THIS DOCUMENT INCLUDES STATEMENTS THAT CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND THAT ARE INTENDED TO COME WITHIN THE SAFE HARBOR PROTECTION PROVIDED BY THOSE SECTIONS. BY THEIR NATURE, ALL FORWARD LOOKING STATEMENTS INVOLVE RISK AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD LOOKING STATEMENTS FOR A NUMBER OF REASONS.

         ALTHOUGH THE COMPANY BELIEVES THAT ITS EXPECTATIONS ARE BASED ON REASONABLE ASSUMPTIONS WITHIN THE BOUNDS OF ITS KNOWLEDGE, INVESTORS AND PROSPECTIVE INVESTORS ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PROJECTIONS AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY SUCH FORWARD-LOOKING STATEMENTS. IN ADDITION TO THE FACTORS DISCUSSED ELSEWHERE IN THIS REPORT, THE COMPANY'S ACTUAL CONSOLIDATED QUARTERLY OR ANNUAL OPERATING RESULTS HAVE BEEN AFFECTED IN THE PAST, OR COULD BE AFFECTED IN THE FUTURE, BY ADDITIONAL FACTORS, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC, BUSINESS AND MARKET CONDITIONS; RISKS AND UNCERTAINTIES WITH RESPECT TO THE ACTIONS OF ACTUAL OR POTENTIAL COMPETITIVE SUPPLIERS OF REFINED PETROLEUM PRODUCTS IN THE COMPANY'S MARKETS, THE DEMAND FOR AND SUPPLY OF CRUDE OIL AND REFINED PRODUCTS, THE SPREAD BETWEEN MARKET PRICES FOR REFINED PRODUCTS AND MARKET PRICES FOR CRUDE OIL, THE POSSIBILITY OF INEFFICIENCIES OR SHUTDOWNS IN REFINERY OPERATIONS OR PIPELINES, THE AVAILABILITY AND COST OF FINANCING TO THE COMPANY, ENVIRONMENTAL, TAX AND TOBACCO LEGISLATION OR REGULATION; VOLATILITY OF GASOLINE PRICES, MARGINS AND SUPPLIES; MERCHANDISING MARGINS; CUSTOMER TRAFFIC; WEATHER CONDITIONS; LABOR COSTS AND THE LEVEL OF CAPITAL EXPENDITURES.


RECENT DEVELOPMENTS

         Worldwide crude oil prices, as indicated by prices of crude oil contracts on the New York Mercantile Exchange (NYMEX), increased steadily from December 2002 at $26.21/BBL to February 2003 at $32.70/BBL or by about 25%. For the recent quarter compared to the prior year quarter, crude prices have increased about 50% from $19.60/BBL to $29.43/BBL. NYMEX Crude oil prices appear to have peaked in mid March for April crude delivery just before the start of the Iraqi war before dropping after the start of the Iraqi war. The March average calendar month NYMEX crude price was $35.73/BBL, the highest since $35.92/BBL in November 1990.

         Since the start of the Iraqi war in mid March, the crude prices have dropped as much as $8/BBL, but recovered about $2/BBL by late March. The recent crude price market is changing as expectations for the length of the conflict changes. Recent estimates are that the war will last longer than first thought, resulting in a short-term increase in crude prices due to supply concerns in the Middle East.

         The Company's monthly crude oil pricing is typically determined approximately 30 days in advance of the pricing of products produced from crude. Thus, the steady increase in the Company's purchased crude cost during the second fiscal quarter had the effect of increasing refinery gross margins as products were produced from less expensive crude oil purchased the previous month. Given the recent drop in crude price and the industry forecasted steady decline in crude price for the remainder of fiscal 2003, the Company expects narrower refinery margins in the third fiscal quarter with a return to strong refinery margins in the fourth quarter.

         The Company's results continued to be negatively influenced by the weaker discounts on heavy sour crude oils compared to fiscal 2001 and the first half of fiscal 2002. Since the refinery crude supply is comprised of approximately equal proportions of sour and sweet crude, the difference between their prices ("sweet-sour differential") impacts the costs of goods sold and hence gross profit. For the recent

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

quarter compared to the prior year quarter, the Company realized a 15% decrease in the light/heavy crude price differential. The future trend for this differential is somewhat uncertain given world turmoil in key oil areas - including a strike in Nigeria, the war in Iraq, the availability of the heavy Venezuelan crude oil, and the delivery of Saudi crude to the U.S.

         Cold winter weather and strong gasoline demand helped improve refining margins during the second quarter of fiscal 2003. The direction of the economy will be a major factor in the health of downstream margins for the remainder of this year. The duration and outcome of the Iraqi war will play a primary role in the course of the economy, as well as crude prices. Shortly before the war in Iraq began, analysts expressed confidence that the recovery in refining margins would persist for several quarters especially if oil prices fall based on recent sharp declines in product inventories. Tight U.S. refining capacity, high capital costs to comply with clean air regulations, changes in product specifications, and continued industry consolidation are main reasons for analysts' expectation that margins will be strong for the next several years.

         Crude and product stocks are at historically low levels due to the strike in Venezuela, a colder-than-expected winter and high product demand. Cold winter weather delayed some refiners' transition to gasoline production, instead producing more heating oil. As gasoline stocks continue to be tight, the likelihood of starting the summer driving season with modest gasoline supply and high refining margins increases.

         For the second quarter of fiscal 2003, the Company experienced a 30.8% decline in retail diesel margins and a 12.0% decline in retail gasoline margins compared to the first quarter of fiscal 2003. For the second quarter of fiscal 2003 compared to the prior year quarter, retail diesel margins were 22.4% lower and retail gasoline margins were 21.6% higher.


RESULTS OF OPERATIONS

         The following table reflects the Company's financial and operating highlights for the three and six month periods ended February 28, 2003 and 2002 (in thousands).

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED FEBRUARY 28,             SIX MONTHS ENDED FEBRUARY 28,
                                                 -----------------------------------------  ----------------------------------------
                                                         2003                  2002               2003                 2002
                                                 -----------------------------------------  ----------------------------------------

Net Sales
     Retail                                          $     170,255         $     125,171        $   345,914       $     239,208
     Wholesale                                             141,174                89,557            258,820             204,024
                                                 -----------------------------------------  ----------------------------------------
                                                     $     311,429         $     214,728        $   604,734       $     443,232
                                                 =========================================  ========================================

Gross Profit / (Loss)
     Retail                                          $      21,431         $      17,844        $    46,853       $      34,583
     Wholesale                                              20,111                 7,574             22,675              (4,045)
                                                 -----------------------------------------  ----------------------------------------
                                                     $      41,542         $      25,418        $    69,528       $      30,538
                                                 =========================================  ========================================

Operating Expenses:
  Selling, General & Administrative
     Retail                                          $      22,842         $      19,559        $    45,039       $      33,532
     Wholesale                                               4,174                 4,364              8,305               8,780
                                                 -----------------------------------------  ----------------------------------------
                                                     $      27,016         $      23,923        $    53,344       $      42,312
                                                 =========================================  ========================================
  Depreciation & Amortization
     Retail                                          $       1,071         $         888        $     2,142       $       1,738
     Wholesale                                               2,232                 2,110              4,464               4,220
                                                 -----------------------------------------  ----------------------------------------
                                                     $       3,303         $       2,998        $     6,606       $       5,958
                                                 =========================================  ========================================
  Total Operating Expenses
     Retail                                          $      23,913         $      20,447        $    47,181       $      35,270
     Wholesale                                               6,406                 6,474             12,769              13,000
                                                 -----------------------------------------  ----------------------------------------
                                                     $      30,319         $      26,921        $    59,950       $      48,270
                                                 =========================================  ========================================

Operating Income / (Loss)
     Retail                                          $      (2,482)        $      (2,603)       $      (328)      $        (687)
     Wholesale                                              13,705                 1,100              9,906             (17,045)
                                                 -----------------------------------------  ----------------------------------------
                                                     $      11,223         $      (1,503)       $     9,578       $     (17,732)
                                                 =========================================  ========================================


All percentage amounts referred to below were derived using underlying data in thousands.


COMPARISON OF FISCAL QUARTERS ENDED FEBRUARY 28, 2003 AND FEBRUARY 28, 2002

NET SALES

         Retail sales increased during 2003 by $45.1 million, or 36% from $125.2 million to $170.3 million. The retail sales increase was primarily due to a $7.1 million increase in merchandise sales and a $38.0 million increase in petroleum sales. The petroleum sales increase results from a 7.2% increase in retail petroleum volume (on a same store basis and including the Country Fair locations) and a 32.7% increase in retail selling prices (on a same store basis and including the Country Fair locations).

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

         On December 21, 2001, the Company acquired 100% of the operations and working capital assets of Country Fair, Inc. ("Country Fair"). The fiscal quarter ended February 28, 2003 was positively impacted by the additional sales from Country Fair for the entire quarter versus the fiscal quarter ended February 28, 2002 in which Country Fair sales were only included from the acquisition date of December 21, 2001.

         Wholesale sales increased during 2003 by $51.7 million or 58% from $89.5 million to $141.2 million. The wholesale sales increase was due to a 58.1% increase in wholesale prices offset by a .3% decrease in wholesale volume.


COSTS OF GOODS SOLD

         Retail costs of goods sold increased during 2003 by $41.5 million or 39% from $107.3 million to $148.8 million. The increase in retail costs of goods sold results from a $36.1 million or 44% increase in petroleum costs and a $5.4 million or 21% increase in merchandise costs. Retail operations for the three months ended February 28, 2003 included Country Fair sales for the entire quarter versus the fiscal quarter ended February 28, 2002 in which Country Fair operations were only included from the acquisition date of December 21, 2001. The increased merchandise costs coincide with the $7.1 million increase in merchandise sales. Petroleum costs are due primarily to increased crude oil prices combined with an increase in sales of retail petroleum volume and the additional days of operation for Country Fair in the second fiscal quarter 2003.

         Wholesale costs of goods sold increased during 2003 by $39.0 million or 48% from $82.0 million to $121.0 million. The increase in wholesale costs of goods was primarily due to a 54.1% increase in the Company's average crude oil purchase price for the three months ended February 28, 2003 as compared to the prior year period. Worldwide crude oil prices, as indicated by NYMEX crude oil contract prices, increased 50.2% as compared to the prior year period. Offsetting costs of goods sold was a 3% reduction in crude runs for the three months ended February 28, 2003 as compared to the prior year period. For the three months ended February 28, 2003, costs of goods sold was positively impacted by an approximate $10.2 million increase in the value of the Company's working inventories on a market valuation basis, which decreased costs of goods sold.


GROSS PROFIT / (LOSS)

         Retail gross profit increased during 2003 by $3.6 million or 20% from $17.8 million to $21.4 million. Inclusive of Country Fair, the Company increased its petroleum margins by $2.4 million and its merchandise margin by $1.2 million. These margin increases were a result of 5.6 million gallons of additional volume sold and $7.1 million in increased merchandise sales.

         Wholesale gross profit increased $12.5 million from $7.6 million to $20.1 million for the three months ended February 28, 2002 and 2003, respectively. This increase was primarily due to the increase in wholesale selling prices offset by a slight decrease in wholesale volume.


OPERATING EXPENSES

         Retail operating expenses increased during 2003 by $3.4 million or 17%. The increase was primarily related to costs associated with Country Fair for the entire quarter versus the fiscal quarter ended February 28, 2002 in which Country Fair operations were only included from the acquisition date of

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

December 21, 2001. Country Fair's operating expenses for the three months ended February 28, 2003 increased $2.2 million. This increase in operating expenses is primarily the result of the additional days of operation for Country Fair in second fiscal quarter 2003 versus the same period prior year. The remaining increases to operating expenses were due to increased payroll and payroll costs of $.5 million, increased pension/post retirement costs of $.1 million, increased credit/customer service costs of $.2 million, increased maintenance costs of $.2 million and increased depreciation and amortization of $.2 million.

         Wholesale operating expenses remained essentially the same for the three months ended February 28, 2003 and February 28, 2002.


INTEREST EXPENSE, NET

         Net interest expense (interest expense less interest income) increased $0.4 million from $4.9 million for the fiscal quarter ended February 28, 2002 to $5.3 million for the fiscal quarter ended February 28, 2003, primarily due to increased borrowings on the Company's revolving credit facility.


INCOME TAX EXPENSE / (BENEFIT)

         The Company's effective tax rate for the fiscal quarter ended February 28, 2002 was approximately 40.4% compared to a rate of 38.5% for the fiscal quarter ended February 28, 2003, due to the relationship of permanent differences to book income before tax.


COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 2003 AND FEBRUARY 28, 2002

NET SALES

         Retail sales increased during 2003 by $106.7 million, or 45% from $239.2 million to $345.9 million. The retail sales increase was primarily due to a $28.7 million increase in merchandise sales and a $78.0 million increase in petroleum sales. The petroleum sales increase results from a 17.9% increase in retail petroleum volume (on a same store basis and including the Country Fair locations) and a 21.5% increase in retail selling prices (on a same store basis and including the Country Fair locations).

         On December 21, 2001 the Company acquired 100% of the operations and working capital assets of Country Fair. The six months ended February 28, 2003 was positively impacted by the additional sales from Country Fair for the entire period versus the six months ended February 28, 2002 in which Country Fair sales were only included from the acquisition date of December 21, 2001.

         Wholesale sales increased during 2003 by $54.8 million or 27% from $204.0 million to $258.8 million. The wholesale sales increase was due to a 37.1% increase in wholesale prices offset by a 7.5% decrease in wholesale volume.


COSTS OF GOODS SOLD

         Retail costs of goods sold increased during 2003 by $94.5 million or 46% from $204.6 million to $299.1 million. The increase in retail costs of goods sold results from a $74.3 million or 46% increase in

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

petroleum costs and a $20.2 million or 47% increase in merchandise costs. On December 21, 2001 the Company acquired 100% of the operation and working capital assets of Country Fair. The six months ended February 28, 2003 was impacted by the additional sales from Country Fair for the entire period versus the six months ended February 28, 2002 in which Country Fair sales were only included from the acquisition date of December 21, 2001.

         Wholesale costs of goods sold increased during 2003 by $28.0 million or 13% from $208.1 million to $236.1 million. The increase in wholesale costs of goods was primarily due to a 32.2% increase in the Company's average crude oil purchase price for the six months ended February 28, 2003 as compared to the prior year period. Worldwide crude oil prices, as indicated by NYMEX crude oil contract prices, increased 30.6% as compared to the prior year period. Offsetting costs of goods sold was a 11% reduction in crude runs for the six months ended February 28, 2003 as compared to the prior year period. The refinery throughput decrease for the six months ended February 28, 2003 was due to a scheduled maintenance turnaround resulting in a 21 day shutdown of units at the refinery. For the six months ended February 28, 2003 costs of goods sold was positively impacted by an approximate $7.8 million increase in the value of the Company's working inventories on a market valuation basis, which decreased costs of goods sold. The Company recorded a reduction in the LIFO reserve, which increased the value of the Company's total inventories by $.6 million. In the prior year period, LIFO exceeded market; thus, inventories were valued at net realizable value.


GROSS PROFIT / (LOSS)

         Retail gross profit increased during 2003 by $12.3 million or 35% from $34.6 million to $46.9 million. Inclusive of Country Fair, the Company increased its petroleum margins by $4.1 million and its merchandise margin by $8.2 million. These margin increases were a result of 26.3 million gallons of additional volume sold and $28.7 million in increased merchandise sales.

         Wholesale gross profit increased $26.7 million or 661% from ($4.0) million to $22.7 million for the six months ended February 28, 2002 and 2003, respectively. This increase was primarily due to the increase in wholesale selling prices offset by a decrease in wholesale volume.


OPERATING EXPENSES

         Retail operating expenses increased during 2003 by $11.9 million or 34%. Retail operations for the six months ended February 28, 2003 included Country Fair for the entire period versus the six months ended February 28, 2002 in which Country Fair operations were only included from the acquisition date of December 21, 2001. Country Fair's operating expenses for the six months ended February 28, 2003 increased $9.9 million. This increase in operating expenses is primarily the result of the additional days of operation for Country Fair during the six months ended February 28, 2003 versus the same period prior year. The remaining increases to operating expenses were due to increased payroll and payroll costs of $.9 million, increased pension/post retirement costs of $.2 million, increased credit/customer service costs of $.4 million, increased maintenance costs of $.3 million, increased depreciation and amortization of $.4 million offset by lower advertising costs of $.2 million.

         Wholesale operating expenses remained essentially the same for the six months ended February 28, 2003 and February 28, 2002.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

INTEREST EXPENSE, NET

         Net interest expense (interest expense less interest income) increased $1.0 million from $9.5 million for the six months ended February 28, 2002 to $10.5 million for the six months ended February 28, 2003. The increased net interest expense was due to a $.3 million reduction in interest income earned, $0.6 million increased interest expense for borrowings on the Company's revolving credit facility, and $.1 million increased interest expense for capitalized lease obligations and taxes.


INCOME TAX EXPENSE / (BENEFIT)

         The Company's effective tax rate for the six months ended February 28, 2002 was approximately 40.0% compared to a rate of 38.6% for the six months ended February 28, 2003, primarily due to the relationship of permanent differences to book income before tax.



LIQUIDITY AND CAPITAL RESOURCES

         Working capital (current assets minus current liabilities) at February 28, 2003 was $41.3 million and at August 31, 2002 was $42.2 million. The Company's current ratio (current assets divided by current liabilities) was 1.3:1 at February 28, 2003 and 1.4:1 at August 31, 2002.

         Net cash used in operating activities totaled $16.2 million and $22.4 million for the six months ended February 28, 2003 and 2002, respectively. The net cash used in operating activities for the six months ended February 28, 2003 results from a net loss of ($.6) million, a change in deferred income taxes of ($.9) million, cash used in working capital items of ($23.2) million, a change in other, net of ($.4) million, equity in net earnings of affiliate of ($.2) million, offset by a change in deferred retirement benefits of $.7 million and depreciation and amortization of $8.4 million.

         Net cash used in investing activities totaled $8.9 million and $22.4 million for the six months ended February 28, 2003 and 2002, respectively. Purchases of property, plant and equipment totaled $3.7 million for the six months ended February 28, 2003. Additions to deferred turnaround costs and other assets totaled $5.2 million.

         The Company reviews its capital expenditures on an ongoing basis. Maintenance and non-discretionary capital expenditures have averaged approximately $4 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in maintenance and non-discretionary capital expenditures during fiscal 2003. The Company anticipates spending approximately $5 million as part of its Tier 2 Gasoline Sulfur Program under 40 CFR Part 80, Subpart H during fiscal year 2003. Since the bulk of this anticipated expenditure is near the fiscal year end, it is possible a portion of this $5 million could actually occur during fiscal 2004.

         Net cash provided by financing activities totaled $21.6 million for the six months ended February 28, 2003 due from borrowings of $21.6 million on the Company's revolving credit facility.

         Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. The Company expects to be able to meet its working capital, capital expenditure and debt service

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

requirements out of cash flow from operations, cash on hand and borrowings under the Company's secured revolving credit facility (the "credit facility") with PNC Bank, N.A. as Agent Bank. This is a $50,000,000 revolving credit facility, which was renewed on July 12, 2002, amended on November 27, 2002, February 19, 2003 and March 24, 2003 and expires on May 9, 2007. At February 28, 2003, there was approximately $3,200,000 unused and available on the facility.

         The credit facility is secured by certain cash accounts, accounts receivable, and inventory. The interest rate on borrowings varies with the Company's earnings and is based on the higher of the bank's prime rate or Federal funds rate for base rate borrowings and the LIBOR rate for Euro-Rate borrowings. As of February 28, 2003, the Company did not meet the criteria of the facility's fixed charge coverage ratio as defined in the Credit Agreement. The Company has received a waiver for compliance with this covenant from the participating banks in the facility for the four quarters ended February 28, 2003. Concurrent with this waiver, both parties have amended the facility allowing for a temporary increase in the credit facility commitment from $50,000,000 to $70,000,000. From the effective date of the amendment to and including July 31, 2003, the credit facility commitment will be $70,000,000. From August 1, 2003 through and including September 30, 2003, the credit facility commitment will be $60,000,000. After September 30, 2003, the credit facility commitment will be reduced to its original $50,000,000. Additionally, the amendment revised select covenant calculations, including the fixed charge coverage ratio and redefined select definitions.

         In addition to these obligations, the Company had outstanding letters of credit of $850,000 as of February 28, 2003.

         We believe that funds generated by operations and the facility will provide the financial resources sufficient to meet our foreseeable working capital, letter of credit, contractual obligations, debt repayment, and capital expenditure requirements.

         Although the Company is not aware of any pending circumstances which would change its expectation, changes in the tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements and other changes in environmental laws and regulations may also increase future capital expenditure levels. Future capital expenditures are also subject to business conditions affecting the industry. The Company continues to investigate strategic acquisitions and capital improvements to its existing facilities.

         Federal, state and local laws and regulations relating to the environment affect nearly all the operations of the Company. As is the case with all the companies engaged in similar industries, the Company faces significant exposure from actual or potential claims and lawsuits involving environmental matters. Future expenditures related to environmental matters cannot be reasonably quantified in many circumstances due to the uncertainties as to required remediation methods and related clean-up cost estimates. The Company cannot predict what additional environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not been previously applied.


SEASONAL FACTORS

         Seasonal factors affecting the Company's business may cause variation in the prices and margins of some of the Company's products. For example, demand for gasoline tends to be highest in spring and summer months, while demand for home heating oil and kerosene tends to be highest in winter months.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

         As a result, the margin on gasoline prices versus crude oil costs generally tends to increase in the spring and summer, while margins on home heating oil and kerosene tend to increase in winter.


      INFLATION

         The effect of inflation on the Company has not been significant during the last five fiscal years.


      RECENT ACCOUNTING STANDARDS

         In June 2001, the FASB issued Statement No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("Statement 143"). The objective of Statement 143 is to establish an accounting standard for the recognition and measurement of an asset retirement obligation on certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset. Statement 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred, and the cost to be capitalized by increasing the carrying amount of the related long-lived asset. Statement 143 was effective for the Company's fiscal year beginning September 1, 2002.

         The adoption of Statement 143 did not have a material effect on the Company's financial position or results of operations.

         In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"). Statement 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("Statement 121") and retains the basic requirements of Statement 121 regarding when and how to measure an impairment loss. Statement 144 provides additional implementation guidance on accounting for an impairment loss. Statement 144 is effective for all fiscal years beginning after December 15, 2001.

         The Company's adoption of Statement 144 did not have a material effect on the Company's financial position or results of operations.

         In April 2002, the FASB issued Statement No. 145, "Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("Statement 145"). Statement 145 eliminates extraordinary accounting treatment for reporting gains or losses on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement are effective for fiscal years beginning after May 15, 2002; however, early application of Statement 145 is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of this Statement would be reclassified to other income in most cases following adoption.

         The adoption of Statement 145 did not have a material impact on the Company's financial position or results of operations.

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement 146"), which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

         The adoption of Statement 146 did not have an effect on the Company's financial position or results of operations as the Company did not exit, discontinue or restructure any of its operations.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation 45"). Interpretation 45 elaborates on the disclosures that a guarantor should make in its interim and annual financial statements regarding its obligations relating to the issuance of certain guarantees. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation 45 provides specific guidance identifying the characteristics of contracts that are subject to its guidance and it also provides for scope exceptions from the guidance in its entirety and from only the initial recognition and measurement provisions.

         The recognition and measurement provisions of Interpretation 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year end. Interpretation 45 specifically prohibits the guarantor to revise or restate its previous accounting for guarantees issued prior to December 31, 2002.

         The disclosure requirements of Interpretation 45 are effective for interim and annual period financial statements ending after December 15, 2002.

         The adoption of Interpretation 45 did not have a material impact on the Company's financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation 46"). Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation 46 are applicable no later than July 31, 2003.

      The Company does not expect the adoption of Interpretation 46 to have an effect on its financial position or results of operations.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------

         The Company uses its revolving credit facility to finance a portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose the Company to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds or LIBOR rate.

         The Company has exposure to price fluctuations of crude oil and refined products. The Company does not manage the price risk related to all of its inventories of crude oil and refined products with a permanent formal hedging program, but does manage its risk exposures by managing inventory levels. In anticipation of the war in Iraq and consequent volatility of crude costs, the Company did hedge approximately 700,000 bbls of May crude from March 7 through March 20, 2003. The Company has since exited from this strategy, but it remains available should management deem it necessary at a later date. At February 28, 2003, the Company was exposed to the risk of market price declines with respect to a substantial portion of its crude oil and refined product inventories.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

ITEM 4.  CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------

         Pursuant to Exchange Act Rules 13a-15 and 15d-15, within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

            (b) Exhibit 99.1 - Principal Executive Officer Certification
                pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

                Exhibit 99.2 - Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

            (b) No reports on Forms 8-K have been filed for the quarter for which this report is being filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2003






                                         UNITED REFINING COMPANY
                                         ---------------------------------------
                                         (Registrant)



                                         /s/ Myron L. Turfitt
                                         ---------------------------------------
                                         Myron L. Turfitt
                                         President



                                         /s/ James E. Murphy
                                         ---------------------------------------
                                         James E. Murphy
                                         Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2003






                                         KIANTONE PIPELINE CORPORATION
                                         ---------------------------------------
                                         (Registrant)



                                         /s/ Myron L. Turfitt
                                         ---------------------------------------
                                         Myron L. Turfitt
                                         President



                                         /s/ James E. Murphy
                                         ---------------------------------------
                                         James E. Murphy
                                         Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2003






                                         UNITED REFINING COMPANY OF PENNSYLVANIA
                                         ---------------------------------------
                                         (Registrant)



                                         /s/ Myron L. Turfitt
                                         ---------------------------------------
                                         Myron L. Turfitt
                                         President



                                         /s/ James E. Murphy
                                         ---------------------------------------
                                         James E. Murphy
                                         Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2003






                                         KIANTONE PIPELINE COMPANY
                                         ---------------------------------------
                                         (Registrant)



                                         /s/ Myron L. Turfitt
                                         ---------------------------------------
                                         Myron L. Turfitt
                                         President



                                         /s/ James E. Murphy
                                         ---------------------------------------
                                         James E. Murphy
                                         Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2003






                                         UNITED JET CENTER, INC.
                                         ---------------------------------------
                                         (Registrant)



                                         /s/ Myron L. Turfitt
                                         ---------------------------------------
                                         Myron L. Turfitt
                                         President



                                         /s/ James E. Murphy
                                         ---------------------------------------
                                         James E. Murphy
                                         Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2003






                                         KWIK FILL CORPORATION
                                         ---------------------------------------
                                         (Registrant)



                                         /s/ Myron L. Turfitt
                                         ---------------------------------------
                                         Myron L. Turfitt
                                         President



                                         /s/ James E. Murphy
                                         ---------------------------------------
                                         James E. Murphy
                                         Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2003





                                         INDEPENDENT GASOLINE AND OIL COMPANY OF
                                         ROCHESTER, INC.
                                         ---------------------------------------
                                         (Registrant)



                                         /s/ Myron L. Turfitt
                                         ---------------------------------------
                                         Myron L. Turfitt
                                         President



                                         /s/ James E. Murphy
                                         ---------------------------------------
                                         James E. Murphy
                                         Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2003






                                         BELL OIL CORP.
                                         ---------------------------------------
                                         (Registrant)



                                         /s/ Myron L. Turfitt
                                         ---------------------------------------
                                         Myron L. Turfitt
                                         President



                                         /s/ James E. Murphy
                                         ---------------------------------------
                                         James E. Murphy
                                         Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2003






                                        PPC, INC.
                                        ----------------------------------------
                                        (Registrant)



                                        /s/ Myron L. Turfitt
                                        ----------------------------------------
                                        Myron L. Turfitt
                                        President



                                        /s/ James E. Murphy
                                        ----------------------------------------
                                        James E. Murphy
                                        Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2003






                                         SUPER TEST PETROLEUM, INC.
                                         ---------------------------------------
                                         (Registrant)



                                         /s/ Myron L. Turfitt
                                         ---------------------------------------
                                         Myron L. Turfitt
                                         President



                                         /s/ James E. Murphy
                                         ---------------------------------------
                                         James E. Murphy
                                         Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2003






                                         KWIK-FIL, INC.
                                         ---------------------------------------
                                         (Registrant)



                                         /s/ Myron L. Turfitt
                                         ---------------------------------------
                                         Myron L. Turfitt
                                         President



                                         /s/ James E. Murphy
                                         ---------------------------------------
                                         James E. Murphy
                                         Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2003






                                         VULCAN ASPHALT REFINING CORPORATION
                                         ---------------------------------------
                                         (Registrant)



                                         /s/ Myron L. Turfitt
                                         ---------------------------------------
                                         Myron L. Turfitt
                                         President



                                         /s/ James E. Murphy
                                         ---------------------------------------
                                         James E. Murphy
                                         Chief Financial Officer

                                  CERTIFICATION

                       Pursuant to 18 U.S.C. Section 1350,

      As adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John A. Catsimatidis certify that:

     1. I have reviewed this quarterly report on Form 10-Q of United Refining Company (the "registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 14, 2003                     Signature:  /s/ John A. Catsimatidis
      --------------                                 ------------------------
                                                     Principal Executive Officer

                                  CERTIFICATION

                       Pursuant to 18 U.S.C. Section 1350,

      As adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James E. Murphy certify that:

     1. I have reviewed this quarterly report on Form 10-Q of United Refining Company (the "registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 14, 2003                      Signature: /s/ James E. Murphy
      -----------------                              --------------------
                                                     Principal Financial Officer