Form 10-Q/A
period 2004-11-30
KWIK FIL INC; UNITED REFINING CO /PA/; UNITED REFINING CO; KIANTONE PIPELINE CORP; KIANTONE PIPELINE CO; KWIK FILL INC; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 2005-04-28
CIK 1045540, 1040270, 101462, 830253, 1045539, 1045541, 1045542, 1045543, 1045544, 1045545

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-35083

UNITED REFINING COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1411751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Bradley Street Warren, Pennsylvania	16365
(address of principal executive office)	(Zip Code)

814-726-4674

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of Registrant’s Common Stock as of April 28, 2005: 100.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

			PAGE(S)
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets – November 30, 2004 (unaudited) (as restated) and August 31, 2004		5

	Consolidated Statements of Operations – Three Months Ended November 30, 2004 and 2003 (unaudited) (as restated)		6

	Consolidated Statements of Cash Flows – Three Months Ended November 30, 2004 and 2003 (unaudited) (as restated)		7

	Notes to Consolidated Financial Statements (unaudited)		8-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		15-22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk		22

Item 4.	Controls and Procedures		22

PART II.	OTHER INFORMATION		23

Item 1.	Legal Proceedings (None)		23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (None)		23

Item 3.	Defaults Upon Senior Securities (None)		23

Item 4.	Submission of Matters to a Vote of Security Holders (N/A)		23

Item 5.	Other Information (None)		23

Item 6.	Exhibits		23

	Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXPLANATORY NOTE

This amendment to the quarterly report on Form 10-Q for United Refining Company for the quarter ended November 30, 2004 is being filed to restate our consolidated financial statements to record all refined product inventories using the first-in first-out (FIFO) method, reduced by the LIFO reserve, which has the effect of increasing net income for the quarter ended November 30, 2004 and decreasing net income for the quarter ended November 30, 2003. The consolidated financial statements and financial disclosures contained herein will be consistent with the annual consolidated financial statements included in the Company’s Form 10-K which will be filed for the fiscal year ending August 31, 2005.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	November 30, 2004 (Unaudited) (as Restated, See Note 2)	August 31, 2004
Assets
Current:
Cash and cash equivalents	$11,524	$11,552
Accounts receivable, net	46,041	44,596
Inventories	108,837	75,623
Prepaid expenses and other assets	28,362	17,247

Total current assets	194,764	149,018
Property, plant and equipment, net	183,705	184,705
Investment in affiliated company	1,052	846
Deferred financing costs, net	6,479	6,723
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	3,728	3,103
Deferred turnaround costs and other assets, net	9,837	10,138

	$411,414	$366,382

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$32,000	$13,000
Current installments of long-term debt	454	452
Accounts payable	41,544	28,732
Accrued liabilities	19,084	16,300
Income tax payable	2,567	795
Sales, use and fuel taxes payable	18,413	19,466
Deferred income taxes	3,919	3,919
Amounts due to affiliated companies, net	1,003	132

Total current liabilities	118,984	82,796
Long term debt: less current installments	199,387	199,496
Deferred income taxes	4,181	1,898
Deferred gain on settlement of pension plan obligations	861	915
Deferred retirement benefits	33,194	32,402
Other noncurrent liabilities	1,638	1,769

Total liabilities	358,245	319,276

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	16,648	16,648
Retained earnings	38,825	32,762
Accumulated other comprehensive loss	(2,304)	(2,304)

Total stockholder’s equity	53,169	47,106

	$411,414	$366,382

See Note 2 to Consolidated Financial Statements regarding restatement of the financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS—(Unaudited)

(in thousands)

	Three Months Ended November 30,
	2004	2003
	(as Restated, see Note 2)
Net sales	$426,053	$330,815
Costs of goods sold	378,445	288,217

Gross profit	47,608	42,598

Expenses:
Selling, general and administrative expenses	28,139	27,503
Depreciation and amortization expenses	3,342	3,204

Total operating expenses	31,481	30,707

Operating income	16,127	11,891

Other income (expense):
Interest expense, net	(5,713)	(5,170)
Other, net	(523)	(532)
Equity in net earnings of affiliate	206	66

	(6,030)	(5,636)

Income before income tax expense	10,097	6,255
Income tax expense	4,034	2,522

Net income	$6,063	$3,733

See Note 2 to Consolidated Financial Statements regarding restatement of the financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS—(Unaudited) (in thousands)

	Three Months Ended November 30,
	2004	2003
	(as Restated, see Note 2)
Cash flows from operating activities:
Net income	$6,063	$3,733
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,334	4,146
Equity in net earnings of affiliate	(206)	(66)
Deferred income taxes	2,283	2,392
Loss on asset dispositions	64	94
Cash used in working capital items	(28,588)	(8,754)
Change in operating assets and liabilities:
Deferred retirement benefits	792	282
Other noncurrent liabilities	(903)	224

Total adjustments	(22,224)	(1,682)

Net cash (used in) provided by operating activities	(16,161)	2,051

Cash flows from investing activities:
Additions to property, plant and equipment	(2,259)	(2,217)
Additions to deferred turnaround costs	(415)	(643)

Net cash used in investing activities	(2,674)	(2,860)

Cash flows from financing activities:
Net borrowings (reductions) on revolving credit facility	19,000	(1,000)
Principal reductions of long-term debt	(190)	(199)
Deferred financing costs	(3)	—

Net cash provided by (used in) financing activities	18,807	(1,199)

Net decrease in cash and cash equivalents	(28)	(2,008)
Cash and cash equivalents, beginning of year	11,552	13,819

Cash and cash equivalents, end of period	$11,524	$11,811

Cash used in working capital items:
Accounts receivable, net	$(1,445)	$5,454
Inventories	(33,214)	(12,207)
Prepaid expenses and other assets	(11,115)	(6,087)
Accounts payable	12,812	(259)
Accrued liabilities	2,784	4,883
Amounts due to affiliated companies, net	871	1,065
Income taxes payable	1,772	—
Sales, use and fuel taxes payable	(1,053)	(1,603)

Total change	$(28,588)	$(8,754)

Cash paid during the period for:
Interest	$412	$515
Income taxes	$110	$145

See Note 2 to Consolidated Financial Statements regarding restatement of the financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Description of Business and Basis of Presentation

The consolidated financial statements include the accounts of United Refining Company and its subsidiaries, United Refining Company of Pennsylvania and its subsidiaries, and Kiantone Pipeline Corporation (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names through a network of Company-operated retail units and convenience and grocery items through gasoline stations and convenience stores under the Red Apple Food Mart® and Country Fair® brand names.

The Company is a wholly-owned subsidiary of United Refining, Inc., a wholly-owned subsidiary of United Acquisition Corporation, which in turn is a wholly-owned subsidiary of Red Apple Group, Inc. (the “Parent”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2004 are not necessarily indicative of the results that may be expected for the year ending August 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K filing dated November 24, 2004.

2.    Restatement of Financial Statements

Subsequent to the issuance of the Company’s financial statements for the quarter ended November 30, 2004, the Company’s management reviewed its application of generally accepted accounting principles for inventory pricing. Historically, on an interim basis, the Company has recorded a portion of its refined product inventories at net realizable value, reduced by the LIFO reserve. The Company has now restated its financial statements to record all refined product inventories using the first-in first-out (FIFO) method, reduced by the LIFO reserve. The resulting revised financial statements have no impact on reported cash flows or on the year end audited financial statements. As a result, the Company has restated the accompanying financial statements for the quarters ended November 30, 2004 and 2003 (all amounts in thousands).

	November 30, 2004
Condensed Consolidated Balance Sheet	As Previously Reported	Restatement Adjustments	As Restated
Assets
Inventories	$105,787	$3,050	$108,837
Total current assets	191,714	3,050	194,764
Total assets	408,364	3,050	411,414

Liabilities and stockholder’s equity
Deferred income taxes	$2,962	$1,219	$4,181
Total liabilities	357,026	1,219	358,245
Retained earnings	36,994	1,831	38,825
Stockholder’s equity	51,338	1,831	53,169
Total liabilities and stockholder’s equity	408,364	3,050	411,414

	Three Months Ended November 30, 2004
Condensed Consolidated Statement of Operations	As Previously Reported	Restatement Adjustments	As Restated
Net sales	$426,053	$—	$426,053
Costs of goods sold	381,495	(3,050)	378,445

Gross profit	44,558	3,050	47,608
Operating expenses	31,481	—	31,481

Operating income	13,077	3,050	16,127
Other expenses	(6,030)	—	(6,030)

Income before income tax expense	7,047	3,050	10,097
Income tax expense	2,815	1,219	4,034

Net income	$4,232	$1,831	$6,063

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended November 30, 2003
Condensed Consolidated Statement of Operation	As Previously Reported	Restatement Adjustments	As Restated
Net sales	$330,815	$—	$330,815
Costs of goods sold	287,004	1,213	288,217

Gross profit	43,811	(1,213)	42,598
Operating expenses	30,707	—	30,707

Operating income	13,104	(1,213)	11,891
Other expenses	(5,636)	—	(5,636)

Income before income tax expense	7,468	(1,213)	6,255
Income tax expense	3,011	(489)	2,522

Net income	$4,457	$(724)	$3,733

3.    Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides a three-step impairment model for determining whether an investment is other-than-temporarily impaired and requires the Company to recognize such impairments as an impairment loss equal to the difference between the investment’s cost and fair value at the reporting date. The adoption of EITF 03-1 did not have a material effect on its financial position or results of operations.

4.    Inventories

As of November 30, 2004 and August 31, 2004, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $31,875,000 and $19,515,000, respectively. The November 30, 2004 LIFO calculation was computed using quantities and prices which are not necessarily indicative of the actual quantities and prices which will exist at fiscal year-end. Due to anticipated decreases in inventory levels and the many factors which enter into the LIFO calculation which are beyond management’s control, it is the policy of the Company to record the LIFO inventory adjustment only at fiscal year-end.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.    Subsidiary Guarantors

Certain of United Refining Company’s (the “issuer”) subsidiaries function as guarantors under the terms of the $200,000,000 Senior Unsecured Note Indenture due August 15, 2012. Financial information for the issuer and its wholly owned subsidiary guarantors is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	November 30, 2004 (as Restated, see Note 2)				August 31, 2004
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$3,444	$8,080	$—	$11,524	$4,709	$6,843	$—	$11,552
Accounts receivable, net	33,292	12,749	—	46,041	33,459	11,137	—	44,596
Inventories	85,604	23,233	—	108,837	54,481	21,142	—	75,623
Prepaid expenses and other assets	23,243	5,119	—	28,362	12,090	5,157	—	17,247
Intercompany	94,022	18,894	(112,916)	—	87,468	19,223	(106,691)	—

Total current assets	239,605	68,075	(112,916)	194,764	192,207	63,502	(106,691)	149,018
Property, plant and equipment, net	114,429	69,276	—	183,705	115,363	69,342	—	184,705
Investment in affiliated company	1,052	—	—	1,052	846	—	—	846
Deferred financing costs, net	6,479	—	—	6,479	6,723	—	—	6,723
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets, net	—	3,728	—	3,728	—	3,103	—	3,103
Deferred turnaround costs & other assets, net	9,214	1,794	(1,171)	9,837	9,462	1,847	(1,171)	10,138

	$370,779	$154,722	$(114,087)	$411,414	$324,601	$149,643	$(107,862)	$366,382

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$32,000	$—	$—	$32,000	$13,000	$—	$—	$13,000
Current installments of long-term debt	(179)	633	—	454	(181)	633	—	452
Accounts payable	28,235	13,309	—	41,544	14,530	14,202	—	28,732
Income taxes payable	2,659	(92)	—	2,567	958	(163)	—	795
Accrued liabilities	13,841	5,243	—	19,084	11,100	5,200	—	16,300
Sales, use and fuel taxes payable	15,236	3,177	—	18,413	16,217	3,249	—	19,466
Deferred income taxes	4,363	(444)	—	3,919	4,363	(444)	—	3,919
Amounts due to affiliated companies, net	812	191	—	1,003	(206)	338	—	132
Intercompany	—	112,916	(112,916)	—	—	106,691	(106,691)	—

Total current liabilities	96,967	134,933	(112,916)	118,984	59,781	129,706	(106,691)	82,796
Long term debt: less current installments	198,121	1,266	—	199,387	198,076	1,420	—	199,496
Deferred income taxes	118	4,063	—	4,181	(1,845)	3,743	—	1,898
Deferred gain on settlement of pension plan obligations	861	—	—	861	915	—	—	915
Deferred retirement benefits	32,316	878	—	33,194	31,236	1,166	—	32,402
Other noncurrent liabilities	—	1,638	—	1,638	—	1,769	—	1,769

Total liabilities	328,383	142,778	(112,916)	358,245	288,163	137,804	(106,691)	319,276

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share—shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Additional paid-in capital	7,150	10,651	(1,153)	16,648	7,150	10,651	(1,153)	16,648
Retained earnings	37,494	1,331	—	38,825	31,536	1,226	—	32,762
Accumulated other comprehensive loss	(2,248)	(56)	—	(2,304)	(2,248)	(56)	—	(2,304)

Total stockholder’s equity	42,396	11,944	(1,171)	53,169	36,438	11,839	(1,171)	47,106

	$370,779	$154,722	$(114,087)	$411,414	$324,601	$149,643	$(107,862)	$366,382

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended November 30, 2004 (as Restated, see Note 2)				Three Months Ended November 30, 2003 (as Restated, see Note 2)
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$294,205	$218,419	$(86,571)	$426,053	$205,274	$183,089	$(57,548)	$330,815
Costs of goods sold	272,850	192,166	(86,571)	378,445	192,514	153,251	(57,548)	288,217

Gross profit	21,355	26,253	—	47,608	12,760	29,838	—	42,598

Expenses:
Selling, general and administrative expenses	4,428	23,711	—	28,139	4,698	22,805	—	27,503
Depreciation and amortization expenses	2,218	1,124	—	3,342	2,144	1,060	—	3,204

Total operating expenses	6,646	24,835	—	31,481	6,842	23,865	—	30,707

Operating income	14,709	1,418	—	16,127	5,918	5,973	—	11,891

Other income (expense):
Interest expense, net	(4,443)	(1,270)	—	(5,713)	(4,231)	(939)	—	(5,170)
Other, net	(613)	90	—	(523)	(572)	40	—	(532)
Equity in net earnings of affiliate	206	—	—	206	66	—	—	66

	(4,850)	(1,180)	—	(6,030)	(4,737)	(899)	—	(5,636)

Income before income tax expense	9,859	238	—	10,097	1,181	5,074	—	6,255
Income tax expense	3,901	133	—	4,034	446	2,076	—	2,522

Net income	$5,958	$105	$—	$6,063	$735	$2,998	$—	$3,733

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended November 30, 2004 (as Restated, see Note 2)				Three Months Ended November 30, 2003 (as Restated, see Note 2)
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(18,527)	$2,366	$—	$(16,161)	$2,071	$(20)	$—	$2,051

Cash flows from investing activities:
Additions to property, plant and equipment	(1,284)	(975)	—	(2,259)	(1,425)	(792)	—	(2,217)
Additions to deferred turnaround costs	(415)	—	—	(415)	(149)	(494)	—	(643)

Net cash used in investing activities	(1,699)	(975)	—	(2,674)	(1,574)	(1,286)	—	(2,860)

Cash flows from financing activities:
Net borrowings (reductions) on revolving credit facility	19,000	—	—	19,000	(1,000)	—	—	(1,000)
Principal reductions of long-term debt	(36)	(154)	—	(190)	(21)	(178)	—	(199)
Deferred financing costs	(3)	—	—	(3)	—	—	—	—

Net cash provided by (used in) financing activities	18,961	(154)	—	18,807	(1,021)	(178)	—	(1,199)

Net (decrease) increase in cash and cash equivalents	(1,265)	1,237	—	(28)	(524)	(1,484)	—	(2,008)
Cash and cash equivalents, beginning of year	4,709	6,843	—	11,552	3,383	10,436	—	13,819

Cash and cash equivalents, end of period	$3,444	$8,080	$—	$11,524	$2,859	$8,952	$—	$11,811

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.    Segments of Business

Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended November 30,
	2004	2003
	(as Restated, see Note 2)	(as Restated, see Note 2)
Net Sales
Retail	$217,277	$181,863
Wholesale	208,776	148,952

	$426,053	$330,815

Intersegment Sales
Wholesale	$85,429	$56,322

Operating Income
Retail	$1,215	$5,866
Wholesale	14,912	6,025

	$16,127	$11,891

Depreciation and Amortization
Retail	$1,074	$1,012
Wholesale	2,268	2,192

	$3,342	$3,204

	November 30, 2004	August 31, 2004
	(as Restated, see Note 2)
Total Assets
Retail	$128,264	$123,069
Wholesale	283,150	243,313

	$411,414	$366,382

Capital Expenditures (including non-cash)
Retail	$925	$3,559
Wholesale	1,334	7,206

	$2,259	$10,765

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.    Employee Benefit Plans

For the periods ended November 30, 2004 and 2003, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended November 30,		Three Months Ended November 30,
	2004	2003	2004	2003
	(in thousands)
Service cost	$598	$541	$386	$372
Interest cost on benefit obligation	885	867	595	619
Expected return on plan assets	(801)	(700)	—	—
Amortization of transition obligation	35	35	149	149
Amortization and deferral of net loss	223	157	121	135

Net periodic benefit cost	$940	$900	$1,251	$1,275

As of November 30, 2004, $2,782,000 of contributions have been made to the Company pension plans. The Company presently anticipates contributing an additional $1,167,000 to fund its pension plans in fiscal 2005 for a total of $3,949,000.

8.    Derivative Financial Instruments

At August 31, 2004, the Company had net open future positions of 750,000 barrels of crude oil, all of which expired during the first quarter of 2005. The resulting loss on the expiration of the future positions amounts to $1,495,000. The Company has no open future positions at November 30, 2004.

UNITED REFINING COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q/A contains certain statements that constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements may include, among other things, United Refining Company and its subsidiaries current expectations with respect to future operating results, future performance of its refinery and retail operations, capital expenditures and other financial items. Words such as “expects”, “intends”, “plans”, “projects”, “believes”, “estimates”, “may”, “will”, “should”, “shall”, “anticipates”, “predicts”, and similar expressions typically identify such forward looking statements in this Quarterly Report on Form 10-Q/A.

By their nature, all forward looking statements involve risk and uncertainties. All phases of the Company’s operations involve risks and uncertainties, many of which are outside of the Company’s control, and any one of which, or a combination of which, could materially affect the Company’s results of operations and whether the forward looking statements ultimately prove to be correct. Actual results may differ materially from those contemplated by the forward looking statements for a number of reasons.

Although we believe our expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially depending on a variety of factors described in greater detail in the Company’s filings with the SEC, including quarterly reports on Form 10-Q/A, annual reports on Form 10-K, reports on Form 8-K, etc. In addition to the factors discussed elsewhere in this Quarterly Report 10-Q, the Company’s actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation:

•	repayment of debt;

•	general economic, business and market conditions;

•	risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in our markets;

•	the demand for and supply of crude oil and refined products;

•	the spread between market prices for refined products and market prices for crude oil;

•	the possibility of inefficiencies or shutdowns in refinery operations or pipelines;

•	the availability and cost of financing to us;

•	environmental, tax and tobacco legislation or regulation;

•	volatility of gasoline prices, margins and supplies;

•	merchandising margins;

•	labor costs;

•	level of capital expenditures;

•	customer traffic;

•	weather conditions;

•	acts of terrorism and war;

•	business strategies;

•	expansion and growth of operations;

•	future projects and investments;

•	future exposure to currency devaluations or exchange rate fluctuations;

•	expected outcomes of legal and administrative proceedings and their expected effects on our financial position, results of operations and cash flows;

•	future operating results and financial condition; and

•	the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any such forward looking statements that may be made to reflect events or circumstances that occur, or which we becomes aware of, after the date of this Quarterly Report on Form 10-Q/A.

Recent Developments

The Company’s results for first fiscal quarter 2005 were impacted by high worldwide crude oil prices. Fiscal first quarter 2005 worldwide crude oil prices, as indicated by prices of crude oil contracts on the New York Mercantile Exchange (NYMEX) for delivery in the fiscal quarter, averaged $47.97/BBL, 59.4% higher than the prior year first fiscal quarter. The comparable first fiscal quarter 2004 NYMEX crude oil prices averaged $30.09/BBL, $17.88/BBL less than the current three month average for 2005. NYMEX crude oil prices for delivery in the second fiscal quarter 2005, to date, are averaging approximately $46/BBL.

Industry-wide wholesale margins on gasoline and distillate for the fiscal quarter ended November 30, 2004 versus the comparable fiscal quarter ended November 30, 2003, as indicated by the difference between the prices of crude oil contracts traded on the NYMEX and the prices of NYMEX gasoline and heating oil contracts, increased 45% for gasoline and 64% for heating oil, as increases in wholesale gasoline and distillate prices kept pace with rising crude oil prices.

Increasing crude oil and product prices reached their highest point in NYMEX trading in late October. This had a limited impact on our fiscal quarter crude oil cost as our November crude cost was largely established by trading prior to the late October price peak. However, fiscal quarter wholesale product prices and margins were impacted by NYMEX price declines following the late October price peak.

September and October 2004 retail product margins were pressured by rising NYMEX prices and declined versus the comparable period in first quarter 2004. This is somewhat typical in a rising crude oil price market as there is a lag between increased crude oil prices and corresponding retail product prices. November retail product margins, by contrast, benefited from the reduced wholesale prices resulting from the NYMEX price declines late in the fiscal quarter. As a result, November 2004 retail product margins improved when compared to November 2003.

Current NYMEX crude and product prices continue to be volatile and have declined from first quarter 2005 levels. This trend continues to pressure our wholesale margins for December while benefiting retail product margins.

We continue to benefit from our ability to process a significant percentage of heavy, high sulfur grades of crude oil. The first fiscal quarter of 2005 showed the price spread between heavy high sulfur crude oils and light low sulfur crude oil was 60% greater than the first fiscal quarter of 2004, on average. As a result of this increase in crude price discounts, our average crude cost relative to the NYMEX average crude cost was lower by $6.53/BBL for the first fiscal quarter 2005. For the first fiscal quarter 2004, our average crude cost was $2.94/BBL lower than the NYMEX average crude cost. The benefit of increased crude oil price discounts continues to positively impact wholesale margins.

Results of Operations

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names through a network of Company-operated retail units and convenience and grocery items through gasoline stations and convenience stores under the Red Apple Food Mart® and Country Fair® brand names.

A discussion and analysis of the factors contributing to the Company’s results of operations are presented below. The accompanying Consolidated Financial Statements and related Notes, together with the following information, are intended to supply investors with a reasonable basis for evaluating the Company’s operations, but should not serve as the only criteria for predicting the Company’s future performance.

Retail Operations:

	Three Months Ended November 30,
	2004 (as Restated, See Note 2)	2003 (as Restated, See Note 2)
	(dollars in thousands)
Net Sales
Petroleum	$171,032	$137,268
Merchandise and other	46,245	44,595

Total Net Sales	$217,277	$181,863

Costs of Goods Sold	$191,391	$152,288

Gross Profit	$25,886	$29,575

Operating Expenses	$24,671	$23,709

Segment Operating Income	$1,215	$5,866

Petroleum Sales (thousands of gallons)	85,523	86,013
Gross Profit
Petroleum (a)	$12,813	$16,745
Merchandise and other	13,073	12,830

	$25,886	$29,575

Petroleum margin ($/gallon) (b)	.1498	.1946
Merchandise margin (percent of sales)	28.3%	28.8%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices, which approximate market.
(b)	Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended November 30, 2004 and November 30, 2003

Net Sales

Retail sales increased during the fiscal quarter ended November 30, 2004 by $35.4 million, or 19.5% from $181.9 million to $217.3 million over the comparable period in fiscal 2004. The retail sales increase resulted from a $33.7 million increase in petroleum sales and a $1.7 million increase in merchandise sales. The petroleum sales increase results from a 25.3% increase in retail selling prices per gallon, offset by a .5 million gallon or .6% decrease in retail petroleum volume. The decrease in volume resulted from new competition and promotional pricing in certain areas of the Company’s market.

Costs of Goods Sold

Retail costs of goods sold increased during the fiscal quarter ended November 30, 2004 by $39.1 million or 25.7% over the comparable period in fiscal 2004 from $152.3 million to $191.4 million. As a result, costs of goods sold for petroleum purchases increased $36.5 million, fuel taxes increased $1.1 million, freight costs increased $.1 million and merchandise costs increased $1.4 million, for a total increase of $39.1 million.

Gross Profit

Retail gross profit decreased during the fiscal quarter ended November 30, 2004 by $3.7 million or 12.5% over the comparable period in fiscal 2004. The Company decreased its petroleum margins by $3.9 million offset by a merchandise margin increase of $.2 million.

Operating Expenses

Retail operating expenses increased during the fiscal quarter ended November 30, 2004 by $1.0 million or 4.0% over the comparable period in fiscal 2004. Primarily contributing to the increases were increased payroll and payroll costs of $.7 million and increased credit/customer service costs of $.4 million offset by a $.1 million reduction to other expenditures.

Wholesale Operations:

	Three Months Ended November 30,
	2004 (as Restated, See Note 2)	2003 (as Restated, See Note 2)
	(dollars in thousands)
Net Sales (a)	$208,776	$148,952
Costs of Goods Sold	187,054	135,929

Gross Profit	$21,722	$13,023

Operating Expenses	6,810	6,998

Segment Operating Income	$14,912	$6,025

Crude throughput (thousand barrels per day)	59.9	64.3

Refinery Product Yield

(thousands of barrels)

	Three Months Ended November 30,
	2004	2003
Gasoline and gasoline blendstock	2,458	2,668
Distillates	1,510	1,458
Asphalt	1,513	1,586
Butane, propane, residual products, internally produced fuel and other	566	630

Total Product Yield	6,047	6,342

% Heavy Crude Oil of Total Refinery Throughput (b)	52%	53%

Product Sales

(dollars in thousands) (a)

	Three Months Ended November 30,
	2004	2003
Gasoline and gasoline blendstock	$81,499	$56,618
Distillates	68,876	39,645
Asphalt	53,918	49,678
Other	4,483	3,011

	$208,776	$148,952

Product Sales

(thousand of barrels) (a)

	Three Months Ended November 30,
	2004	2003
Gasoline and gasoline blendstock	1,452	1,435
Distillates	1,136	1,084
Asphalt	1,875	2,010
Other	145	145

	4,608	4,674

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended November 30, 2004 and November 30, 2003

Net Sales

Wholesale sales increased during the three months ended November 30, 2004 by $59.9 million or 40.2% over the comparable period in fiscal 2004 from $148.9 million to $208.8 million. The wholesale sales increase was due to a 42.2% increase in wholesale prices offset by a 1.4% decrease in wholesale volume. Contributing to the decreased sales volume was a 6.8% decrease in crude runs for the three months ended November 30, 2004 as compared to the prior year period. The decline in crude runs resulted in part from our decision to shut down the crude unit for minor maintenance during the period of our most recent reformer unit regeneration. The crude unit was shut down for 5 days from November 3 to November 8. The crude unit maintenance enables us to defer the crude units major turnaround from October 2005 to October 2006.

Costs of Goods Sold

Wholesale costs of goods sold increased during the three months ended November 30, 2004 by $51.1 million or 37.6% over the comparable period in fiscal 2004 from $135.9 million to $187.0 million. The increase in wholesale costs of goods sold was primarily due to a 56.1% increase in the Company’s average crude oil purchase price for the fiscal quarter ended November 30, 2004 as compared to the prior year period. Offsetting this increase was a 6.8% decrease in crude throughput volume. The refinery throughput volume decrease for the first fiscal quarter of 2005 resulted from the fact that the Company had a 5 day shutdown of its crude unit from November 3 to November 8 (See Net Sales on page 21). Worldwide crude oil prices, as indicated by NYMEX crude oil contract prices, increased 59.4% as compared to the prior year period.

Gross Profit

Wholesale gross profit increased $8.7 million to $21.7 million for the fiscal quarter ended November 30, 2004 from $13.0 million for fiscal quarter ended November 30, 2003. This increase was primarily due to increased product selling prices which exceeded the increase in crude costs during this period.

Operating Expenses

Operating expenses decreased during the three months ended November 30, 2004 by $.2 million over such expenses for the comparable period in fiscal 2004. For 2005 operating expenses were $6.8 million, or 3.3% of net wholesale sales, compared to $7.0 million, or 4.7% of net wholesale sales for 2004.

Interest Expense, net

Net interest expense (interest expense less interest income) increased by $.5 million between fiscal quarter ended November 30, 2004 and fiscal quarter ended November 30, 2003. The increase is primarily due to additional interest on the private placement offering of $200,000,000 in Senior Notes due 2012.

Income Tax Expense

The Company’s effective tax rate for the three months ended November 30, 2004 was approximately 40.0% compared to a rate of 40.3% for the three months ended November 30, 2003.

Liquidity and Capital Resources

We operate in an environment where our liquidity and capital resources are impacted by changes in the price of crude oil and refined petroleum products, availability of credit, market uncertainty and a variety of additional factors beyond our control. Included in such factors are, among others, the level of customer product demand, weather conditions, governmental regulations, worldwide political conditions and overall market and economic conditions.

The following table summarizes selected measures of liquidity and capital sources (in thousands):

	November 30, 2004	August 31, 2004
	(as Restated, see Note 2)
Cash and cash equivalents	$11,524	$11,552
Working capital	$75,780	$66,222
Current ratio	1.6	1.8
Debt	$231,841	$212,948

Primary sources of liquidity have been cash and cash equivalents, cash flows from operations and borrowing availability under a revolving line of credit. We believe available capital resources will be adequate to meet our working capital, debt service, and capital expenditure requirements for existing operations.

Our cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months. They have a high degree of liquidity since the securities are traded in public markets. During the fiscal quarter ended November 30, 2004, significant uses of cash include $2.3 million for purchases of property, plant and equipment, $.4 million for additions to refinery turnaround costs, $.2 million of reductions to debt and an increase in cash used by working capital items including $11.1 million for prepaid expenses and $33.2 million for inventories.

We require a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units.

Maintenance and non-discretionary capital expenditures have averaged approximately $4 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in maintenance and non-discretionary capital expenditures during fiscal year 2005.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Revolving Credit Facility with PNC Bank, N.A. as Agent Bank. This is a $75,000,000 revolving facility, which expires May 9, 2007. The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable, and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. For Base Rate borrowings, interest is calculated at the greater of the agent bank’s prime rate or federal fund rate plus 1%, plus an applicable margin of .25% to .75%. For Euro-Rate borrowings, interest is calculated at the LIBOR rate plus an applicable margin of 1.75% to 3.00%. The applicable margin varies with our facility leverage ratio calculation. As of November 30, 2004, $22,000,000 of Euro-Rate borrowings and $10,000,000 of Base Rate borrowings were outstanding under the agreement.

We had outstanding letters of credit of $810,000 as of November 30, 2004.

As of November 30, 2004 the outstanding borrowings under the Revolving Credit Facility were $32,810,000 resulting in net availability of $42,190,000.

Although we are not aware of any pending circumstances which would change our expectation, changes in the tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements and other changes in environmental laws and regulations may also increase future capital expenditure levels. Future capital expenditures are also subject to business conditions affecting the industry. We continue to investigate strategic acquisitions and capital improvements to our existing facilities.

Federal, state and local laws and regulations relating to the environment affect nearly all of our operations. As is the case with all the companies engaged in similar industries, we face significant exposure from actual or potential claims and lawsuits involving environmental matters. Future expenditures related to environmental matters cannot be reasonably quantified in many circumstances due to the uncertainties as to required remediation methods and related clean-up cost estimates. We cannot predict what additional environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not been previously applied.

Seasonal Factors

Seasonal factors affecting the Company’s business may cause variation in the prices and margins of some of the Company’s products. For example, demand for gasoline tends to be highest in spring and summer months, while demand for home heating oil and kerosene tends to be highest in winter months.

As a result, the margin on gasoline prices versus crude oil costs generally tends to increase in the spring and summer, while margins on home heating oil and kerosene tend to increase in winter.

Inflation

The effect of inflation on the Company has not been significant during the last five fiscal years.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides a three-step impairment model for determining whether an investment is other-than-temporarily impaired and requires the Company to recognize such impairments as an impairment loss equal to the difference between the investment’s cost and fair value at the reporting date. The adoption of EITF 03-1 did not have a material effect on its financial position or results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company uses its revolving credit facility to finance a portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose the Company to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds or LIBOR rate.

The Company has exposure to price fluctuations of crude oil and refined products. The Company does not manage the price risk related to all of its inventories of crude oil and refined products with a permanent formal hedging program, but does manage its risk exposures by managing inventory levels. At August 31, 2004, the Company had net open future positions of 750,000 barrels of crude oil that expired during the first quarter of 2005. The resulting loss on the expiration of the future positions amounts to $1,495,000. At November 30, 2004, the Company was exposed to the risk of market price declines with respect to a substantial portion of its crude oil and refined product inventories. The Company has no open future positions at November 30, 2004.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Based on an evaluation by management of the Company’s disclosure controls and procedures (as defined in Rules 13(a) – 15(e) and 15(d) – 15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal quarter ended November 30, 2004, (the “Evaluation Date”) the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

(b)	There have not been any significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended November 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

(c)	As described in Note 2 to the consolidated financial statements, the Company has restated its financial statements for the three months ended November 30, 2004 and 2003 in order to record all refined product inventories using the first-in first-out cost (FIFO), reduced by the LIFO reserve. Such restatement has been identified as a material weakness by the Company’s independent registered public accounting firm. Management believes the actions taken in the second quarter of fiscal 2005 have effectively addressed the issue identified by the Company’s independent registered public accounting firm.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

(None)

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(None)

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

(None)

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(N/A)

ITEM 5.    OTHER INFORMATION

(None)

ITEM 6.    EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2005

UNITED REFINING COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2005

KIANTONE PIPELINE CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2005

UNITED REFINING COMPANY OF PENNSYLVANIA
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2005

KIANTONE PIPELINE COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2005

UNITED JET CENTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2005

KWIK-FILL CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2005

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2005

BELL OIL CORP.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2005

PPC, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2005

SUPER TEST PETROLEUM, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2005

KWIK-FIL, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2005

VULCAN ASPHALT REFINING CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2005

COUNTRY FAIR, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy
Vice President — Finance