Form 10-K
period 2005-08-31
KWIK FIL INC; UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FILL INC; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 2005-11-21
CIK 1045540, 101462, 830253, 1040270, 1045539, 1045541, 1045542, 1045543, 1045544, 1045545

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-35083

UNITED REFINING COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1411751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

See Table of Additional Subsidiary Guarantor Registrants

15 Bradley Street, Warren, PA	16365-3299
(Address of principal executive offices)	(Zip Code)

(814) 723-1500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b – 2).    Yes ☐    No ☒

As of November 21, 2005, 100 shares of the Registrant’s common stock, $0.10 par value per share, were outstanding. All shares of common stock of the Registrant’s are held by an affiliate. Therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is zero.

Documents Incorporated by Reference: None

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

ITEM 1.	BUSINESS.

Introduction

We are the leading integrated refiner and marketer of petroleum products in our primary market area, which encompasses western New York and northwestern Pennsylvania. We own and operate a medium complexity 65,000 barrel per day (“bpd”) petroleum refinery in Warren, Pennsylvania where we produce a variety of products, including various grades of gasoline, diesel fuel, kerosene, No. 2 heating oil and asphalt. Operations are organized into two business segments: wholesale and retail. The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers.

The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names at a network of Company-operated retail units and convenience and grocery items through Company-owned gasoline stations and convenience stores under the Red Apple Food Mart® and Country Fair® brand names. As of August 31, 2005, we operated 376 units, of which, 186 units are owned, 128 units are leased, and the remaining stores are operated under a management agreement. Approximately 23% of the gasoline stations within this network are branded Citgo® pursuant to a license agreement granting us the right to use Citgo’s applicable brand names, trademarks and other forms of Citgo’s identification. For the year ended August 31, 2005 (sometimes referred to as “fiscal 2005”), approximately 82% and 18% of our gasoline and distillate production, respectively, was sold through our retail network.

For the fiscal year ended August 31, 2005, we had total net sales of $1.9 billion, of which approximately 53% were derived from gasoline sales, approximately 37% were from sales of other petroleum products and 10% were from sales of merchandise and other revenue. Our capacity utilization rates have ranged over 90% for the last five years.

We believe that the location of our 65,000 bpd refinery in Warren, Pennsylvania provides us with a transportation cost advantage over our competitors, which is significant within an approximately 100-mile radius of our refinery. For example, in Buffalo, New York over our last five fiscal years, we have experienced approximately 1.9 cents per gallon transportation cost advantage over those competitors who are required to ship gasoline by pipeline and truck from New York Harbor sources to Buffalo. For the fiscal year ended August 31, 2005, our transportation cost advantage was approximately 1.9 cents per gallon. We own and operate the Kiantone Pipeline, a 78-mile long crude oil pipeline which connects the refinery to Canadian, U.S. and world crude oil sources through the Enbridge Pipelines Inc. and affiliates (collectively, “Enbridge”) pipeline system. Utilizing the storage capability of the pipeline, we are able to blend various grades of crude oil from different suppliers, allowing us to efficiently schedule production while managing feedstock mix and product yields in order to optimize profitability.

It is our view that the high construction costs and the stringent regulatory requirements inherent in petroleum refinery operations make it uneconomical for new competing refineries to be constructed in our primary market area. The nearest fuels refinery is over 160 miles from Warren, Pennsylvania and we believe that no significant production from such refinery is currently shipped into our primary market area.

Our primary market area is western New York and northwestern Pennsylvania and our core market area encompasses our Warren County base and the eight contiguous counties in New York and Pennsylvania. Our retail gasoline and merchandise sales are split approximately 59% / 41% between rural and urban markets. Margins on gasoline sales are traditionally higher in rural markets, while gasoline sales volume is greater in urban markets. Our urban markets include Buffalo, Rochester and Syracuse, New York and Erie, Pennsylvania.

As of August 31, 2005, 174 of our retail units were located in New York, 189 in Pennsylvania and 13 in Ohio. In fiscal year 2005, approximately 82% of the refinery’s gasoline production was sold through our retail network. In addition to gasoline, all units sell convenience merchandise, 109 are Quick Serve Restaurants

(“QSRs”) including franchise operations and eight of the units are full-service truck stops. Customers may pay for purchases with credit cards including our own Kwik Fill® credit card. In addition to this credit card, we maintain a fleet credit card catering to regional truck and automobile fleets. Sales of convenience products, which tend to have constant margins throughout the year, have served to reduce the effects of the seasonality inherent in gasoline retail margins.

The delayed Coker project is proceeding. Contracting and site preparation activities have commenced and are continuing. Financing has not been finalized as the Company has continued to explore and develop multiple options for financing and structuring the transaction. These efforts are expected to be finalized in 2006 followed by a three year construction and start up period.

A delayed Coker converts the heaviest portion of crude oil that would otherwise produce asphalt or residual fuel oil into lighter material which can be blended into higher priced gasoline and distillate. This will allow us to take advantage of significant discounts for heavy grades of crude oil versus lighter grades by purchasing a higher percentage of these discounted heavy grades without uneconomically increasing our asphalt production or decreasing our gasoline and distillate production.

We currently anticipate that this project will be financed through a newly formed project company by way of a combination of senior tax-exempt debt, subordinated debt, and/or equity based on the current construction cost estimate of approximately $450 million. This project company will own the delayed Coker and related infrastructure and lease them to us on a fully net basis. The availability of future borrowings and access to the capital markets for equity financing for this project depends on prevailing market conditions and the acceptability of financing terms offered to us. There can be no assurance that future borrowings or equity financing will be available to us, or available on acceptable terms, in amounts sufficient to fund the needs of the delayed Coker and related infrastructure project.

On October 8, 2003, the Pennsylvania Department of Environmental Protection (“DEP”) issued air and water permits to us at our Warren, Pennsylvania Refinery authorizing the construction and operation of a delayed coker unit among other refinery upgrades. The Coker and other improvements, when financed and constructed, will allow the refinery to process a 100% heavy, sour crude slate, increase crude oil throughput to 70,000 bpd and will allow it to meet new low sulfur fuel requirements.

As used herein, the terms “We”, “Us” or “the Company” refers to United Refining Company together with its consolidated subsidiaries.

Recent Developments

The Company’s results in fiscal 2005 were impacted by the volatility of worldwide crude oil prices, as indicated by crude oil contracts traded on the New York Mercantile Exchange (NYMEX). The monthly average crude oil price increased $15.76/bbl, from $34.55/bbl in fiscal year 2004 to $50.31/bbl in fiscal year 2005, a 45.6% increase.

This pricing volatility has continued in the first several months of fiscal 2006, and was significantly impacted by the effects of hurricanes Katrina and Rita. The average NYMEX crude price for September 2005 was almost $65/bbl with October pricing averaging $65.55 a barrel. With Gulf Coast refineries coming back on-line crude pricing has retreated with contracts for December delivery falling below $60/bbl.

Industry-wide margins on gasoline for fiscal 2005 versus fiscal 2004, as indicated by the difference between the prices of crude oil contacts traded on the NYMEX and the prices of NYMEX gasoline contracts decreased 14% for gasoline. Margins increased in the initial months of fiscal year 2006 based on the effects of hurricanes Katrina and Rita.

Industry Overview

We are a regional refiner and marketer located primarily in PADD I. As of January 1, 2005, there were 15 operable refineries operating in PADD I with a combined crude processing capacity of 1.7 million bpd, representing approximately 10% of U.S. refining capacity. Petroleum product consumption during calendar year 2004 in PADD I averaged 6.44 million bpd, representing approximately 31% of U.S. demand based on industry statistics reported by the EIA. According to the EIA, prime supplier sales volume of gasoline in the region grew by approximately 7.4% during the five-year period ending December 2004. Refined petroleum production in PADD I is insufficient to satisfy demand for such products in the region, making PADD I a net importer of such products.

We believe that domestic refining capacity utilization is close to maximum sustainable limits because of the existing high throughput coupled with a minimal change in refining capacity. We believe that high utilization rates coupled with little anticipated crude capacity expansion is likely to result in sustainable current operating margins in the refining industry.

Asphalt is a residual product of the crude oil refining process, which is used primarily for construction and maintenance of roads and highways and as a component of roofing shingles. Distribution of asphalt is localized, usually within a distance of 150 miles from a refinery or terminal, and demand is influenced by levels of federal, state, and local government funding for highway construction and maintenance and by levels of roofing construction activities. We believe that an ongoing need for highway maintenance and domestic economic growth will sustain asphalt demand.

Refining Operations

The Company’s refinery is located on a 92-acre site in Warren, Pennsylvania. The refinery has a nominal capacity of 65,000 bpd of crude oil processing and averaged saleable production of approximately 65,500 bpd during fiscal 2005.

The annual shutdown of the refinery’s reformer unit was completed in November 2004 to regenerate the reformer catalyst. The reformer unit was shut down for 9 days from November 2 to November 11. We also decided to shut down the crude unit for minor maintenance during the period of the reformer unit shutdown, at which time crude oil throughput would have been otherwise restricted. The crude unit was shut down for 5 days from November 3 to November 8. The crude unit maintenance enables us to defer the crude unit’s major turnaround from October 2005 to October 2006.

We believe our geographic location in the product short PADD I is a significant marketing advantage. Our refinery is located in northwestern Pennsylvania and is geographically distant from the majority of PADD I refining capacity. The nearest fuels refinery is over 160 miles from Warren, Pennsylvania and we believe that no significant production from such refinery is currently shipped into our primary market area.

Products

We produce three primary petroleum products: gasoline, middle distillates, and asphalt. We presently produce two grades of unleaded gasoline, 87-octane regular and 93-octane premium. We also blend our 87 and 93 octane gasoline to produce a mid-grade 89-octane. In fiscal year 2005, approximately 82% of our gasoline production was sold through our retail network and the remaining 18% of such production was sold to wholesale customers.

Middle distillates include kerosene, diesel fuel, and heating oil (No. 2 oil). For the fiscal year ended August 31, 2005, approximately 82% of our distillate production was sold to wholesale customers and the remaining 18% through our retail network.

We optimize our bottom of the barrel processing by producing asphalt, a higher value alternative to residual fuel oil. Asphalt production as a percentage of all refinery production has exceeded 25% over the last five fiscal years due to our ability and decision to process a larger amount of less costly heavy higher sulfur content crude oil in order to realize higher overall refining margins.

Refining Process

Our production of petroleum products from crude oil involves many complex steps, which are briefly summarized below.

We seek to maximize refinery profitability by selecting crude oil and other feedstocks taking into account factors including product demand and pricing in our market areas as well as price, quality and availability of various grades of crude oil. We also consider product inventory levels and any planned turnarounds of refinery units for maintenance. The combination of these factors is optimized by a sophisticated proprietary linear programming computer model, which selects the most profitable feedstock and product mix. The linear programming model is continuously updated and improved to reflect changes in the product market place and in the refinery’s processing capability.

Blended crude is stored in a tank farm near the refinery, which has a capacity of approximately 200,000 barrels. The blended crude is then brought into the refinery where it is first distilled at low pressure into its component streams in the crude and preflash unit. This yields the following intermediate products: light products consisting of fuel gas components (methane and ethane) and LPG (propane and butane), naphtha or gasoline, kerosene, diesel or heating oil, heavy atmospheric distillate, and crude tower bottoms which are further distilled under vacuum conditions to yield light and heavy vacuum distillates and asphalt. The present capacity of the crude unit is 65,000 bpd.

The intermediate products are then processed in downstream units and blended to produce finished products. A naphtha hydrotreater treats naphtha with hydrogen across a fixed bed catalyst to remove sulfur before further treatment. The treated naphtha is then distilled into light and heavy naphtha at a prefractionator. Light naphtha is then sent to an isomerization unit and heavy naphtha is sent to a reformer in each case for octane enhancement. The isomerization unit converts the light naphtha catalytically into a gasoline component with 83 octane. The reformer unit converts the heavy naphtha into another gasoline component with up to 94 octane depending upon the desired octane requirement for the grade of gasoline to be produced. The reformer also produces as a co-product all the hydrogen needed to operate hydrotreating units in the refinery.

Raw kerosene or heating oil is treated with hydrogen at a distillate hydrotreater to remove sulfur and make finished kerosene and No. 2 fuel oil. A distillate hydrotreater built in 1993 also treats raw distillates to produce low sulfur diesel fuel.

The long molecular chains of the heavy atmospheric and vacuum distillates are broken or “cracked” in the fluid catalytic cracking (FCC) unit and separated and recovered in the gas concentration unit to produce fuel gas, propylene, butylene, LPG, gasoline, light cycle oil and clarified oil. Fuel gas is burned within the refinery, propylene is fed to a polymerization unit which polymerizes its molecules into a larger chain to produce an 87 octane gasoline component, butylene is fed into an alkylation unit to produce a gasoline component and LPG is treated to remove trace quantities of water and then sold. Clarified oil is burned in the refinery or sold. Various refinery gasoline components are blended together in refinery tankage to produce 87 octane and 93 octane finished gasoline. Likewise, light cycle oil is blended with other distillates to produce low sulfur diesel and No. 2 fuel oil. A portion of the FCC gasoline is hydrotreated in order to meet new more stringent legally mandated limits on gasoline sulfur content which took effect January 1, 2004.

Our refining configuration allows the processing of a wide variety of crude oil inputs. During the past five years our inputs have been of Canadian origin and range from light low sulfur (38 degrees API, 0.5% sulfur) to high sulfur heavy asphaltic (21 degrees API, 3.5% sulfur). Our ability to market asphalt on a year round basis enables us to purchase selected heavier crude oils at higher differentials and thus at a lower cost.

Supply of Crude Oil

Even though our crude supply is currently nearly all Canadian, it is not dependent on this source alone. Within 90 days, we could shift up to 80% of our crude oil requirements to some combination of domestic and offshore crude. With additional time, 100% of our crude requirements could be obtained from non-Canadian sources. 60% of our contracts with our crude suppliers are on a month-to-month evergreen basis, with 60-to-90 day cancellation provisions; 40% of our crude contracts are on an annual basis (with month to month pricing provisions). As of August 31, 2005, we had supply contracts with approximately 35 different suppliers for an aggregate of 58,000 bpd of crude oil. We have contracts with four suppliers amounting to 69% of daily crude oil supply (none more than 16,000 barrels per day). None of the remaining suppliers accounted for more than 10% of our crude oil supply.

We access crude through the Kiantone Pipeline, which connects with the Enbridge pipeline system in West Seneca, New York, which is near Buffalo. The Enbridge pipeline system provides access to most North American and foreign crude oils through three primary routes: (i) Canadian crude oils are transported eastward from Alberta and other points in Canada; (ii) various mid-continent crude oils from Texas, Oklahoma and Kansas are transported northeast along the Ozark, Woodpat and Chicap Pipelines (foreign crude oils shipped on the Seaway system can also access this route), which connects to the Enbridge pipeline system at Mokena, Illinois; and (iii) foreign crude oils unloaded at the Louisiana Offshore Oil Port are transported north via the Capline and Chicap pipelines which connect to the Enbridge pipeline system at Mokena, Illinois.

The Kiantone Pipeline, a 78-mile Company-owned and operated pipeline, connects our West Seneca, New York terminal at the pipeline’s northern terminus to the refinery’s tank farm at its southern terminus. We completed construction of the Kiantone Pipeline in 1971 and have operated it continuously since then. We are the sole shipper on the Kiantone Pipeline, and can currently transport up to 70,000 bpd along the pipeline. Our right to maintain the pipeline is derived from approximately 265 separate easements, right-of-way agreements, licenses, permits, leases and similar agreements.

The pipeline operation is monitored by a computer at the refinery. Shipments of crude arriving at the West Seneca terminal are separated and stored in one of the terminal’s three storage tanks, which have an aggregate storage capacity of 485,000 barrels. The refinery tank farm has two additional crude storage tanks with a total capacity of 200,000 barrels. An additional 35,000 barrels of crude can be stored at the refinery.

Refinery Turnarounds

Turnaround cycles vary for different refinery units. A planned turnaround of each of the two major refinery units (the crude unit and the fluid catalytic cracking unit) is conducted approximately every three to five years, during which time such units are shut down for internal inspection and repair. The most recent turnarounds occurred in October and November 2002 at our crude unit and its related processing equipment and in April 2004, at our FCC unit and its related processing equipment. A turnaround, which generally takes two to four weeks to complete in the case of the two major refinery units, consists of a series of moderate to extensive maintenance exercises. Turnarounds are planned and accomplished in a manner that allows for reduced production during maintenance instead of a complete plant shutdown. We defer the cost of turnarounds when incurred and amortized on a straight-line basis over the period of benefit, which ranges from 3 to 10 years. Thus, we charge costs to production over the period most clearly benefited by the turnarounds.

The five day maintenance performed at the crude unit during November 2004 enabled the Company to defer the next crude unit turnaround from October 2005 to October 2006.

The scheduled maintenance turnarounds result in an inventory build of petroleum products to meet minimum sales demand during the maintenance shutdown period.

Marketing and Distribution

General

We have a long history of service within our market area. Our first retail service station was established in 1927 near the Warren refinery, and we have steadily expanded our distribution network over the years.

We maintain an approximate 59% / 41% split between sales at our rural and urban units. We believe this to be advantageous, balancing the higher gross margins and lower volumes often achievable due to decreased competition in rural areas with higher volumes and lower gross margins in urban areas. We believe that our network of rural convenience store units provide an important alternative to traditional grocery store formats. In fiscal year 2005, approximately 82% and 18% of our gasoline and distillate production, respectively, was sold through this retail network.

We continue to have a 50% interest in a joint venture for the production and marketing of asphalt products in Alabama with an unrelated entity.

We deliver asphalt from the refinery to end user contractors by truck or railcar in addition to re-supplying our asphalt terminals in Rochester, New York and Pittsburgh, Pennsylvania.

Retail Operations

As of August 31, 2005, we operated a retail-marketing network (including those stores operated under a management agreement) that includes 376 retail units, of which 174 are located in western New York, 189 in northwestern Pennsylvania and 13 in eastern Ohio. We own 186 of these units. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names and grocery items under the Red Apple Food Mart® and Country Fair® brand names. We believe that Red Apple Food Mart®, Kwik Fill®, Country Fair®, Keystone® and Citgo® are well-recognized names in our marketing areas. Approximately 23% of the gasoline stations within this network are branded Citgo® pursuant to a license agreement granting us the right to use Citgo’s applicable brand names, trademarks and other forms of Citgo’s identification. We believe that the Company operation of our retail units provides us with a significant advantage over competitors that operate wholly or partly through dealer arrangements because we have greater control over pricing and operating expenses.

We classify our retail stores into four categories: convenience stores, limited gasoline stations, truck stop facilities, and other stores. Convenience stores sell a wide variety of foods, snacks, cigarettes, and beverages and also provide self-service gasoline. One hundred and nine of our 376 retail outlets include QSRs where food is prepared on the premises for retail sales and also distribution to our other nearby units which do not have in-store delicatessens. Limited gasoline stations sell gasoline, cigarettes, oil and related car care products and provide full service for gasoline customers. Truckstop facilities sell gasoline and diesel fuel on a self-service and full-service basis. All truckstops include either a full or mini convenience store, and one has a motel.

Total merchandise sales for fiscal year 2005 were $189.2 million, with a gross profit of approximately $53.1 million. Gross margins on the sale of convenience merchandise averaged 28.0% for fiscal 2005 and have been approximately 28% for the last three years. Merchandise sales have shown positive growth despite the fluctuation of prices for crude oil and petroleum products.

Merchandise Supply

Tripifoods, Buffalo, New York is our primary wholesale grocery supplier for our entire chain. During fiscal year 2005, we purchased approximately 73% of our convenience merchandise from this vendor. Tripifoods supplies us with products including tobacco, candy, deli, grocery, health and beauty products, and sundry items.

We also purchase coffee, dairy products, beer, soda, snacks, and novelty goods from direct store vendors for resale. We annually review our suppliers’ costs and services versus those of alternate suppliers. We believe that alternative sources of merchandise supply at competitive prices are readily available.

Location Performance Tracking

We maintain a store tracking mechanism to collect operating data including sales and inventory levels for our retail network. Data transmissions are made using personal computers, which are available at each location. Once verified, the data interfaces with a variety of retail accounting systems, which support daily, weekly, and monthly performance reports. These different reports are then provided to both the field management and administrative personnel. Upon completion of a capital project, management tracks “before and after” performance, to evaluate the return on investment which has resulted from the improvements.

Wholesale Marketing and Distribution

In fiscal 2005 we sold on a wholesale basis approximately 50,600 bpd of gasoline, distillate and asphalt products to distributor, commercial, and government accounts. In addition, we sell approximately 1,000 bpd of propane to liquefied petroleum gas marketers. In fiscal year 2005, our production of gasoline, distillate, and asphalt sold at wholesale was 18%, 82%, and 100%, respectively. We sell approximately 98% of our wholesale gasoline and distillate products from our refinery in Warren, PA, and our Company-owned and operated product terminals. The remaining 2% are sold through third-party exchange terminals.

Our wholesale gasoline customer base includes 51 branded dealer/distributor units operating under our proprietary “Keystone®” (including one Company-operated location) and “Kwik Fill®” brand names. Long-term dealer/distributor contracts accounted for approximately 16% of our wholesale gasoline sales in fiscal 2005. Supply contracts generally range from three to five years in length, with branded prices based on our prevailing wholesale rack price in Warren.

We believe that the location of our refinery provides us with a transportation cost advantage over our competitors, which is significant within an approximately 100-mile radius of our refinery. For example, in Buffalo, New York over our last five fiscal years, we have experienced an approximately 1.9 cents per gallon transportation cost advantage over those competitors who are required to ship gasoline by pipeline and truck from New York Harbor sources to Buffalo. For the fiscal year ended August 31, 2005, our transportation cost advantage was approximately 1.9 cents per gallon. In addition to this transportation cost advantage, our proximity to local accounts allows us greater range of shipment options, including the ability to deliver truckload quantities of approximately 210 barrels versus much larger 10,000 barrel pipeline batch deliveries, and faster response time, and thus we can enhance service to our customers.

Our ability to market asphalt is critical to the performance of our refinery. The timing and a consistent marketing effort enables the refinery to process lower cost higher sulfur content crude oils which in turn affords us higher refining margins. Sales of paving asphalt generally occur during the summer months (May 1 to October 31) due primarily to weather conditions. In order to maximize our in season asphalt sales, we have made substantial investments to increase our asphalt storage capacity through the installation of additional tankage, as well as through the purchase or lease of outside terminals. Partially mitigating the seasonality of the asphalt paving business is our ability to sell asphalt year-round to roofing shingle manufacturers. In fiscal year 2005, we sold 8.1 million barrels of asphalt while producing 6.7 million barrels. This difference is primarily attributed to us purchasing product for resale, predominantly for our Cordova, Alabama joint venture facility.

We have a significant share of the asphalt market in southwestern New York and northeastern Pennsylvania as well as in the metro area of Pittsburgh, Pennsylvania and Rochester and Buffalo, New York. We distribute asphalt from the refinery by railcar and truck transport to our owned and leased asphalt terminals in such cities or their suburbs. Asphalt can be purchased or exchanged in the Gulf Coast area and delivered by barge to third party or Company-owned terminals near Pittsburgh.

We also have a 50% interest in a joint venture with an entity for the marketing of asphalt products in Alabama. This joint venture is accounted for using the equity method of accounting.

We use a network of six terminals to store and distribute refined products. This network provides gasoline, distillate, and asphalt storage capacities of approximately 505,000, 770,000 and 1,750,000 barrels, respectively, as of August 31, 2005.

During fiscal 2005, approximately 94% of our refined products were transported from the refinery via truck transports, with the remaining 6% transported by rail. The majority of our wholesale and retail gasoline distribution is handled by common carrier trucking companies at competitive rates. We also operate a fleet of ten tank trucks that supply approximately 24% of our Kwik Fill® retail stations.

Product distribution costs to both retail and wholesale accounts are minimized through product exchanges. Through these exchanges, we have access to product supplies at approximately 31 sources located throughout our retail marketing area. We seek to minimize retail distribution costs through the use of a system wide distribution model.

Environmental Considerations

General

We are subject to extensive federal, state and local laws and regulations relating to pollution and protection of the environment such as those governing releases of certain materials into the environment and the storage, treatment, transportation, disposal and clean-up of wastes, including, but not limited to, the Federal Clean Water Act as amended, the Clean Air Act as amended (“CAA”), the Resource Conservation and Recovery Act of 1976 as amended, the Comprehensive Environmental Response Compensation and Liability Act of 1980 as amended (“CERCLA”), and analogous state and local laws and regulations. As with the industry in general, compliance with existing and anticipated environmental laws and regulations increases the overall cost of business, including capital costs to construct, maintain and upgrade equipment and facilities.

The Clean Air Act Amendments of 1990

In 1990, the CAA was amended to greatly expand the role of the government in controlling product quality and air emissions. The legislation included provisions that have significantly impacted the manufacture of both gasoline and diesel fuel including the requirement for significantly lower sulfur content. In regards to emissions, the government has required increasingly stringent emission controls on process equipment. The second phase of emission regulations establishing Maximum Achievable Control Technologies for petroleum refineries became effective in April 2005. We are currently in compliance with these regulations, subject to additional compliance testing and controls which are not expected to result in a material capital expenditure to achieve compliance.

Gasoline and Diesel Fuel Sulfur Content

In February 2000, the United States Environmental Protection Agency (“USEPA”) issued a final rule requiring a phased reduction of the sulfur content in gasoline to ultimately achieve 30 Parts Per Million (“PPM”). Many refiners had to make this reduction beginning in January 2004, but some smaller refiners and those in certain Western states will be allowed to phase down sulfur more slowly, reaching the 30 PPM level as late as January 2008. Although we are of comparable size to some of the small refiners granted more time to comply, we were not classified as a small refiner for this purpose, nor are our operations located in any of the Western states given additional time. However, the rule allows individual refiners to seek additional time to comply on a case-by-case basis at the discretion of the USEPA. We applied for and were granted additional time to phase down the sulfur content of gasoline. USEPA granted this relief in the form of a three-phase compliance approach giving us until January 2008 to meet the 30 PPM sulfur limit. We made the initial required sulfur reduction on January 1, 2004 by modifying the refinery kerosene hydrotreater to allow it to hydrotreat gasoline as well as kerosene.

The USEPA promulgated another set of regulations under the CAA in January 2001 that limits allowable sulfur content in highway diesel fuel. By June 1, 2006, the sulfur content in highway diesel fuel must be reduced to 15 PPM. Furthermore, USEPA has proposed a comprehensive national program to reduce emissions from non-road diesel engines by forcing the eventual reduction of sulfur in non-road diesel to 15 PPM by 2010.

We anticipate that a material investment of funds will be required before 2008 to comply with the low sulfur fuel requirements for both gasoline and diesel. It is believed that compliance with the low sulfur gasoline and diesel fuel mandates will require an estimated expenditure of approximately $15 to $30 million in capital improvements.

Competition

Petroleum refining and marketing is highly competitive. Our major retail gasoline c-store competitors include British Petroleum, Amerada Hess, Exxon-Mobil, Sunoco, Sheetz, Delta Sonic, and Uni-Marts. With respect to wholesale gasoline and distillate sales, we compete with Sunoco, Inc., Exxon-Mobil, and other refiners via their pipeline system. We primarily compete with Marathon Petroleum in the asphalt market, both in New York and Pennsylvania. Many of our principal competitors are integrated multinational oil companies that are substantially larger and better known than us. Because of their diversity, integration of operations, larger capitalization and greater resources, these major oil companies may be better able to withstand volatile market conditions, compete on the basis of price and more readily obtain crude oil in times of shortages.

The principal competitive factors affecting our refining operations are crude oil and other feedstock costs, refinery efficiency, refinery product mix and product distribution and transportation costs. Certain of our larger competitors have refineries, which are larger and more complex and, as a result, could have lower per barrel costs or higher margins per barrel of throughput. We have no crude oil reserves and are not engaged in exploration. We believe that we will continue to be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future.

The principal competitive factors affecting our retail marketing network are location, product price, overall appearance and cleanliness of stores and brand identification. Competition from large, integrated oil companies, supermarkets, and “big box” convenience store chains such as Wal-Mart and Sam’s Club, is expected to be ongoing. The principal competitive factors affecting our wholesale marketing business are the price and quality of our products, as well as the reliability and availability of supply and the location of multiple distribution points.

Employees

As of August 31, 2005, we had approximately 4,353 employees; 1,913 full-time and 2,440 part-time employees. Approximately 3,704 persons were employed at our retail units, 347 persons at our refinery, Kiantone Pipeline and at terminals operated by us, with the remainder at our office in Warren, Pennsylvania. We have entered into collective bargaining agreements with International Union of Operating Engineers Local No. 95, United Steel Workers of America Local No. 2122-A, the International Union of Plant Guard Workers of America Local No. 502 and General Teamsters Local Union No. 397 covering 221, 8, 22 and 18 employees, respectively. The agreements expire on February 1, 2006, January 31, 2006, June 25, 2008 and July 31, 2010, respectively. We believe that our relationship with our employees is good.

Intellectual Property

We own various federal and state service and trademarks used by us, including Kwik Fill®, United®, Country Fair®, SuperKwik®, Keystone®, SubFare® and PizzaFare®. Our subsidiary, Country Fair, along with us, have licensing agreements with Citgo Petroleum Corporation (“Citgo”) for the right to use Citgo’s applicable brand names, trademarks and other forms of Citgo’s identification for petroleum products purchased under a distributor franchise agreement.

We have obtained the right to use the Red Apple Food Mart® service mark to identify our retail units under a royalty-free, nonexclusive, nontransferable license from Red Apple Supermarkets, Inc., a corporation which is indirectly wholly owned by John A. Catsimatidis, the indirect sole stockholder, Chairman of the Board and Chief Executive Officer of the Company. The license is for an indefinite term. The licensor has the right to terminate this license in the event that we fail to maintain quality acceptable to the licensor. We license the right to use the Keystone® trademark to approximately 54 independent distributors on a non-exclusive royalty-free basis.

We currently do not own any material patents. Management believes that it does not infringe upon the patent rights of others, nor does our lack of patent ownership impact our business in any material manner.

Governmental Approvals

We believe we have obtained all necessary governmental approvals, licenses, and permits to operate the refinery and convenience stores.

Financing

During August 2004, the Company sold $200,000,000 of 10 1/2% Senior Unsecured Notes (the “Senior Unsecured Notes”) due 2012 for $197,342,000, resulting in a debt discount of $2,658,000 which will be amortized over the life of the notes using the interest method. The net proceeds of the offering of $191,600,000 were used to retire all of its outstanding 10 3/4% Senior Unsecured Notes due 2007, Series B, pay accrued interest of $3,700,000 and a redemption premium related thereto and to pay a dividend of $5,000,000 to the Company’s stockholder. A loss of $6,770,000 on the early extinguishment of debt was recorded consisting of a redemption premium of $3,228,000, a write-off of deferred financing costs of $1,990,000 and additional interest paid of $1,552,000. Such notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company’s subsidiaries (see Footnote 9 and 17 to Consolidated Financial Statements, Item 8).

During February 2005, the Company sold an additional $25,000,000 of 10 1/2% Senior Unsecured Notes due 2012 for $25,750,000, resulting in a debt premium of $750,000 which will be amortized over the life of the notes using the interest method. These additional notes were issued under an indenture, dated as of August 6, 2004, pursuant to which $200,000,000 of notes of the same series were issued in August 2004. The net proceeds of the offering were used to pay down a portion of the Company’s outstanding indebtedness under its existing revolving credit facility.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our revolving credit facility (the “facility”) with PNC Bank, N.A. as Agent Bank. This is a $100,000,000 revolving facility, which expires May 9, 2007. The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable, and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. For Base Rate borrowings, interest is calculated at the greater of the Agent Bank’s prime rate plus an applicable margin of .25% to .75% (6.50% at August 31, 2005) or federal funds rate plus 1%. For Euro-Rate borrowings, interest is calculated at the LIBOR rate plus an applicable margin of 1.75% to 3.00%. The applicable margin varies with our facility leverage ratio calculation. As of August 31, 2005, there were no Euro-Rate borrowings and no Base Rate borrowings were outstanding under the agreement.

We had outstanding letters of credit of $650,000 and approximately $99,350,000 unused and available on the facility as of August 31, 2005.

ITEM 2.    PROPERTIES.

We own a 92-acre site in Warren, Pennsylvania upon which we operate our refinery. The site also contains an office building housing our principal executive office.

We own various real property in the states of Pennsylvania, New York, Ohio, and Alabama as of August 31, 2005, upon which we operate 186 retail units and two crude oil and six refined product storage terminals. We also own the 78-mile long Kiantone Pipeline, a pipeline which connects our crude oil storage terminal to the refinery’s tank farm. Our right to maintain the pipeline is derived from approximately 265 separate easements, right-of-way agreements, leases, permits, and similar agreements. We also have easements, right-of-way agreements, leases, permits, and similar agreements that would enable us to build a second pipeline on property contiguous to the Kiantone Pipeline.

We also lease an aggregate of 128 sites in Pennsylvania, New York, and Ohio upon which we operate retail units. As of August 31, 2005, 67 of these leases had an average remaining term of 49.4 months, exclusive of option terms, and 61 leased Country Fair locations had terms from 10 to 20 years remaining.

ITEM 3.    LEGAL PROCEEDINGS.

The Company and its subsidiaries are from time to time parties to various legal proceedings that arise in the ordinary course of their respective business operations. These proceedings include various administrative actions relating to federal, state and local environmental laws and regulations as well as civil matters before various courts seeking money damages. The Company believes that if the legal proceedings in which it is currently involved were determined against the Company, there would be no material adverse effect on the Company’s operations or its consolidated financial condition. In the opinion of management, all such matters are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts that an unfavorable disposition would not have a material adverse effect on the consolidated operations or financial position of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5. MARKET	FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

NONE

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth certain historical financial and operating data (the “Selected Information”) as of the end of and for each of the years in the five-year period ended August 31, 2005. The selected income statement, balance sheet, financial and ratio data as of and for each of the five years ended August 31, 2005 has been derived from our audited consolidated financial statements. The operating information for all periods presented has been derived from our accounting and financial records. The Selected Information set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our Consolidated Financial Statements and Notes thereto in Item 8 and other financial information included elsewhere herein.

	Year Ended August 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Income Statement Data:
Net sales	$1,890,189	$1,488,937	$1,290,351	$1,052,016	$1,108,565
Gross margin(1)	294,173	277,716	231,435	163,192	216,701
Refining operating expenses(2)	120,305	104,938	99,666	77,821	90,271
Selling, general and administrative expenses(3)	117,644	111,808	106,427	94,297	73,234
Operating income (loss)	43,538	48,517	13,123	(20,700)	42,483
Interest expense	24,661	21,445	21,376	20,064	21,051
Interest income	133	22	36	330	1,606
Other, net	(3,062)	(2,201)	(1,291)	(1,345)	1,836
Costs associated with terminated acquisition	—	—	—	—	(1,300)
Equity in net earnings of affiliate	864	672	867	1,242	516
Gain (loss) on early extinguishment of debt	—	(6,770)	—	—	5,210
Income (loss) before income tax expense (benefit)	16,812	18,795	(8,641)	(40,537)	29,300
Income tax expense (benefit)	6,900	7,400	(3,370)	(15,596)	12,021
Net Income (loss)	9,912	11,395	(5,271)	(24,941)	17,279
Balance Sheet Data (at end of period):
Total assets	418,837	366,382	361,428	371,440	355,557
Total debt	227,141	212,948	214,410	206,413	181,100
Total stockholder’s equity	50,873	47,106	41,975	48,196	75,966

(1)	Gross margin is defined as gross profit plus refining operating expenses. Refinery operating expenses are expenses incurred in refining and included in costs of goods sold in our consolidated financial statements. Refining operating expense equals refining operating expenses per barrel, multiplied by the volume of total saleable products per day, multiplied by the number of days in the period.
(2)	Refinery operating expenses include refinery fuel produced and consumed in refinery operations.
(3)	Fiscal 2002 includes eight months of Selling, general and administrative expenses for Country Fair® operations and fiscal 2003, 2004 and 2005 include twelve months of Country Fair® operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Annual Report on Form 10-K contains certain statements that constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements may include, among other things, United Refining Company and its subsidiaries current expectations with respect to future operating results, future performance of its refinery and retail operations, capital expenditures and other financial items. Words such as “expects”, “intends”, “plans”, “projects”, “believes”, “estimates”, “may”, “will”, “should”, “shall”, “anticipates”, “predicts”, and similar expressions typically identify such forward looking statements in this Annual Report on Form 10-K.

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

Although we believe our expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially depending on a variety of factors described in greater detail in the Company’s filings with the SEC, including quarterly reports on Form 10-Q, annual reports on Form 10-K, reports on Form 8-K, etc. In addition to the factors discussed elsewhere in this Annual Report 10-K, the Company’s actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation:

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

All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any such forward looking statements that may be made to reflect events or circumstances that occur, or which we becomes aware of, after the date of this Annual Report on Form 10-K.

Business Strategy and Overview

Our strategy is to strengthen our position as a leading producer and marketer of high quality refined petroleum products within our market area. We plan to accomplish this strategy through continued attention to optimizing our operations, resulting in the lowest possible crude and overhead costs, and continuing to improve and enhance our retail and wholesale positions. More specifically, we intend to:

•	Maximize the favorable economic impact of our transportation cost advantage by increasing our retail and wholesale market shares within our market area.

•	Optimize profitability by managing feedstock costs, product yields, and inventories through our refinery feedstock management program and our system-wide distribution model.

•	Continue to investigate additional strategic acquisitions and capital improvements to our existing facilities.

•	Construct a delayed Coker and related infrastructure to position us to process a heavier sour crude slate and thereby maximize the benefit of a favorable light/heavy crude differential.

Company Background

Critical Accounting Policies

The accompanying consolidated financial statements and supplementary information were prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements, Item 8. Inherent in the application of many of these accounting policies is the need for management to make estimates and judgments in the determination of certain revenues, expenses, assets and liabilities. As such, materially different financial results can occur as circumstances change and additional information becomes known. The policies with the greatest potential effect on our results of operation and financial position include:

Revenue Recognition

Revenues from wholesale sales are recognized upon shipment or when title passes. Retail revenues are recognized immediately upon sale to the customer. Revenue derived from other sources including freight charges are recognized when the related product revenue is recognized.

Collectibility of Accounts Receivable

For accounts receivable we estimate the net collectibility considering both historical and anticipated trends relating to our customers and the possibility of non-collection due to their financial position. While such non-collections have been historically within our expectations and the allowances the Company has established, the Company cannot guarantee that it will continue to experience non-collection rates that it has experienced in the past. A significant change in the financial position of our customers could have a material impact on the quality of our accounts receivable and our future operating results.

Goodwill and Other Non-Amortizable Assets

In accordance with SFAS No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. We assess the impairment of goodwill and other indefinite-lived intangible assets annually.

The Company performed separate impairment tests on June 1, 2005 for its tradename and other intangible assets using discounted and undiscounted cash flow methods, respectively. The fair value of the tradename and other intangible assets exceeded their respective carrying values. The Company has noted no subsequent indication that would require testing the tradename and intangible assets for impairment.

There were no material changes in the gross carrying amounts of goodwill, tradename, or other intangible assets for the fiscal year ended August 31, 2005.

Long-Lived Assets

Whenever events or changes in circumstances indicate that the carrying value of any of these assets may not be recoverable, the Company will assess the recoverability of such assets based upon estimated undiscounted cash flow forecasts. When any such impairment exists, the related assets will be written down to fair value.

Value of Pension Assets

The Company maintains three noncontributory defined benefit retirement plans for substantially all its employees. The assets of the plans are invested through financial institutions that follow an investment policy drafted by the Company. The investment guidelines provide a percentage range for each class of assets to be managed by the financial institution. The historic performance of these asset classes supports the Company’s expected return on the assets. The asset classes are rebalanced periodically should they fall outside the range allocations.

The percentage of total asset allocation range is as follows:

Asset Class	Minimum	Maximum
Equity	55%	75%
Fixed Income	25%	35%
Cash or Cash Equivalents	0%	10%

The discount rate utilized in valuing the benefit obligations of the plans was derived from the rate of return on high quality bonds as of August 31, 2005. Similarly, the rate of compensation utilizes historic increases granted by the Company and the industry as well as future compensation policies. See Note 10 to Consolidated Financial Statements, Item 8.

Environmental Remediation and Litigation Reserve Estimations

Management also makes judgments and estimates in recording liabilities for environmental cleanup and litigation. Liabilities for environmental remediation are subject to change because of matters such as changes in laws, regulations and their interpretation; the effect of additional information on the extent and nature of site contamination; and improvements in technology. Likewise, actual litigation costs can vary from estimates based on the facts and circumstance and application of laws in individual cases.

The above assessment of critical accounting policies is not meant to be an all-inclusive discussion of the uncertainties to financial results that occur from the application of the full range of the Company’s accounting policies. Materially different financial results could occur in the application of other accounting policies as well. Likewise, materially different results can occur upon the adoption of new accounting standards promulgated by the various rule-making bodies.

General

The Company is engaged in the refining and marketing of petroleum products. In fiscal 2005, approximately 82% and 18% of the Company’s gasoline and distillate production, respectively, was sold through the Company’s network of service stations and truck stops. The balances of the Company’s refined products were sold to wholesale customers. In addition to transportation and heating fuels, primarily gasoline and distillate, the Company is a major regional wholesale marketer of asphalt. The Company also sells convenience merchandise at convenience stores located at most of its service stations. The Company’s profitability is influenced by fluctuations in the market prices of crude oils and refined products. Although the Company’s product sales mix helps to reduce the impact of large short-term variations in crude oil price, net sales and costs of goods sold can fluctuate widely based upon fluctuations in crude oil prices. Specifically, the margins on wholesale gasoline and distillate tend to decline in periods of rapidly declining crude oil prices, while margins on asphalt, retail gasoline and distillate tend to improve. During periods of rapidly rising crude oil prices, margins on wholesale gasoline and distillate tend to improve, while margins on asphalt and retail gasoline and distillate tend to decline. Gross margins on the sale of convenience merchandise averaged 28.0% for fiscal 2005 and have been between 26.4% and 28.6% for the last five years and are essentially unaffected by variations in crude oil and petroleum products prices.

The Company includes in costs of goods sold operating expenses incurred in the refining process. Therefore, operating expenses reflect only selling, general and administrative expenses, including all expenses of the retail network, and depreciation and amortization.

Recent Developments

The Company’s results in fiscal 2005 were impacted by the volatility of worldwide crude oil prices, as indicated by crude oil contracts traded on the New York Mercantile Exchange (NYMEX). The monthly average crude oil price increased $15.76/bbl, from $34.55/bbl in fiscal year 2004 to $50.31/bbl in fiscal year 2005, a 45.6% increase.

This pricing volatility has continued in the first several months of fiscal 2006, and was significantly impacted by the effects of hurricanes Katrina and Rita. The average NYMEX crude price for September 2005 was almost $65/bbl with October pricing averaging $65.55 a barrel. With Gulf Coast refineries coming back on-line crude pricing has retreated with contracts for December delivery falling below $60/bbl.

Industry-wide margins on gasoline for fiscal 2005 versus fiscal 2004, as indicated by the difference between the prices of crude oil contacts traded on the NYMEX and the prices of NYMEX gasoline contracts decreased 14% for gasoline. Margins increased in the initial months of fiscal year 2006 based on the effects of hurricanes Katrina and Rita.

Results of Operations

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names at a network of Company-operated retail units and convenience and grocery items through Company-owned gasoline stations and convenience stores under the, Red Apple Food Mart® and Country Fair® brand names.

A discussion and analysis of the factors contributing to the Company’s results of operations are presented below. The accompanying Consolidated Financial Statements and related Notes (see Item 8), together with the following information, are intended to supply investors with a reasonable basis for evaluating the Company’s operations, but should not serve as the only criteria for predicting the Company’s future performance.

Retail Operations:

	Fiscal Year Ended August 31,
	2005	2004	2003
	(dollars in thousands)
Net Sales
Petroleum	$728,281	$596,922	$536,340
Merchandise and other	189,244	180,702	182,564

Total Net Sales	$917,525	$777,624	$718,904

Costs of Goods Sold	$820,253	$674,022	$614,552

Gross Profit	$97,272	$103,602	$104,352

Operating Expenses	$101,492	$98,439	$93,725

Segment Operating Income/(Loss)	$(4,220)	$5,163	$10,627

Petroleum Sales (thousands of gallons)	343,901	343,526	351,711

Gross Profit
Petroleum(a)	$44,212	$51,952	$53,062
Merchandise and other	53,060	51,650	51,290

	$97,272	$103,602	$104,352

Petroleum margin ($/gallon)(b)	.1286	.1512	.1509
Merchandise margin (percent of sales)	28.0%	28.6%	28.1%
Average number of stations (during period)
Owned and leased	314	312	312
Managed	62	60	60

	376	372	372

(a)	Includes the effect of intersegment purchases from our wholesale segment at prices which approximate market.
(b)	Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Net Sales

2005 vs. 2004

Retail sales increased during 2005 by $139.9 million, or 18.0% from $777.6 million to $917.5 million. The retail sales increase was a result of a $131.4 million increase in petroleum sales, and an $8.5 million increase in merchandise sales. The petroleum sales increase is due to a 21.9% increase in retail selling prices and a .1% increase in retail petroleum volume. The merchandise sales increase was attributable to non tobacco related sales.

2004 vs. 2003

Retail sales increased during 2004 by $58.7 million, or 8.2% from $718.9 million to $777.6 million. The retail sales increase was a result of a $60.6 million increase in petroleum sales, offset by a reduction of $1.9 million in merchandise sales. The petroleum sales increase is due to a 13.9% increase in retail selling prices offset by a 2.3% decrease in retail petroleum volume. The merchandise sales decrease was attributable to reduced tobacco related sales.

Costs of Goods Sold

2005 vs. 2004

Retail costs of goods sold increased during 2005 by $146.3 million or 21.7% from $674.0 million to $820.3 million. The cost of gasoline increased 31.6%, on a per gallon basis, over fiscal year 2004. The cost of distillates increased 55.9%, on a per gallon basis, over the prior fiscal year. These cost increases, in addition to a small sales volume increase, resulted in increased costs of goods sold for petroleum purchases of $125.8 million. Other material increases to costs of goods sold were increased freight costs of $1.2 million, $10.5 million increase in fuel taxes, $1.6 million for the year-end impact of valuing the Company’s inventories, $7.1 million in merchandise purchases and $.1 million in other sundry costs.

2004 vs. 2003

Retail costs of goods sold increased during 2004 by $59.4 million or 9.7% from $614.6 million to $674.0 million. The cost of gasoline increased 25%, on a per gallon basis, over fiscal year 2003. The cost of distillates increased 14%, on a per gallon basis, over the prior fiscal year. These cost increases, offset by sales volume declines, resulted in increased costs of goods sold for petroleum purchases of $61.5 million. Other material increases to costs of goods sold were increased freight costs of $.3 million and $.9 million for the year-end impact of valuing the Company’s inventories under the LIFO cost method. Reductions in retail costs of goods sold were $.6 million in fuel taxes, $2.2 million in merchandise purchases and $.5 million in other sundry costs.

Gross Profit/(Loss)

2005 vs. 2004

Retail gross profit decreased during 2005 by $6.3 million or 6.1%. Petroleum margins decreased by $7.7 million primarily due to the 34.6% increase in petroleum costs offset by a .1% increase in petroleum volume. Merchandise margin increased by $1.4 million or 2.7% primarily due to a 4.7% increase in merchandise sales.

2004 vs. 2003

Retail gross profit decreased during 2004 by $.8 million or .8%. Petroleum margins decreased $1.1 million and merchandise margin increased by $.3 million. The merchandise margin increased despite a reduction in merchandise sales. This margin increase was due primarily to a renegotiated supply contract with a major vendor. Petroleum margins were impacted by the 2.3% decrease in petroleum volume and per gallon cost increases.

Operating Expenses

2005 vs. 2004

Retail operating expenses increased during 2005 by $3.0 million or 3.1%. Operating expenses increased primarily due to increased payroll and payroll costs of $.7 million, increased maintenance costs of $.2 million, increased credit/customer service costs of $1.4 million due to increased selling prices, increased insurance, utilities and taxes of $.4 million, and increased miscellaneous sundry items of $.3 million.

2004 vs. 2003

Retail operating expenses increased during 2004 by $4.7 million or 5.0%. Operating expenses increased due to increased payroll and payroll costs of $2.4 million, increased maintenance costs of $.3 million, increased advertising costs of $.3 million, increased credit/customer service costs of $.6 million, increased legal/professional services costs of $.2 million, increased pension/post retirement benefit costs of $.2 million, increased insurance, utilities and taxes of $.2 million, increased rent expenses of $.1 million and increased miscellaneous sundry items of $.4 million. The largest increase, payroll and payroll costs, was due primarily to $.9 million workers compensation costs of which approximately $.6 million was related to prior period workers compensation claim balances and increased costs in health insurance of $1.1 million.

Wholesale Operations:

	Fiscal Year Ended August 31,
	2005	2004	2003
	(dollars in thousands)
Net Sales(a)	$972,664	$711,313	$571,447
Costs of Goods Sold	896,068	642,137	544,030

Gross Profit	76,596	69,176	27,417

Operating Expenses	28,838	25,822	24,921

Segment Operating Income	$47,758	$43,354	$2,496

Crude throughput (thousand barrels per day)	63.7	63.7	58.8

Refinery Product Yield
(thousands of barrels)

	Fiscal Year Ended August 31,
	2005	2004	2003
Gasoline and gasoline blendstock	10,027	10,210	9,751
Distillates	6,360	6,058	5,348
Asphalt	6,694	6,352	5,975
Butane, propane, residual products, internally produced fuel and other	2,347	2,735	2,298

Total Product Yield	25,428	25,355	23,372

% Heavy Crude Oil of Total Refinery Throughput(b)	54%	54%	57%

Product Sales
(dollars in thousands)(a)

	Fiscal Year Ended August 31,
	2005	2004	2003
Gasoline and gasoline blendstock	$372,482	$285,949	$207,823
Distillates	352,746	216,585	180,976
Asphalt	224,791	187,237	167,242
Other	22,645	21,542	15,406

	$972,664	$711,313	$571,447

Product Sales
(thousand of barrels)(a)

	Fiscal Year Ended August 31,
	2005	2004	2003
Gasoline and gasoline blendstock	6,127	6,090	5,432
Distillates	5,425	5,041	4,668
Asphalt	8,135	7,732	6,749
Other	708	822	719

	20,395	19,685	17,568

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Net Sales

2005 vs. 2004

Wholesale sales increased during 2005 by $261.4 million or 36.7% from $711.3 million to $972.7 million. The wholesales increase was due to a 3.6% increase in wholesale volume and a 32.0% increase in wholesale prices.

2004 vs. 2003

Wholesale sales increased during 2004 by $139.9 million or 24.5% from $571.4 million to $711.3 million. The wholesales increase was due to a 12.1% increase in wholesale volume and an 11.1% increase in wholesale prices.

Costs of Goods Sold

2005 vs. 2004

Wholesale costs of goods sold increased during 2005 by $254.0 million or 39.6% from $642.1 million to $896.1 million. The increase in wholesale costs of goods sold was primarily due to the 38.7% increase in the Company’s average crude oil purchase price for fiscal 2005 as compared to the prior year period. Worldwide crude oil prices, as indicated by NYMEX crude oil contract prices, increased 45.6% as compared to the prior year period. Costs of goods sold increased $16.2 million during fiscal 2005 by the year-end impact of valuing the Company’s inventories under the LIFO cost method.

2004 vs. 2003

Wholesale costs of goods sold increased during 2004 by $98.1 million or 18.0% from $544.0 million to $642.1 million. The increase in wholesale costs of goods sold was primarily due to the 10.1% increase in the Company’s average crude oil purchase price for fiscal 2004 as compared to the prior year period. Worldwide crude oil prices, as indicated by NYMEX crude oil contract prices, increased 17.9% as compared to the prior year period. Additionally, crude throughput increased 8.3% over the prior year, which is attributable to the Company’s scheduled maintenance turnaround of late October and early November 2002. Costs of goods sold increased $13.3 million during fiscal 2004 by the year-end impact of valuing the Company’s inventories under the LIFO cost method.

Gross Profit/(Loss)

2005 vs. 2004

Wholesale gross profit increased $7.4 million from $69.2 million for fiscal year ended 2004 to $76.6 million for the fiscal year ended 2005. This is due to a 36.7% increase in wholesale selling prices and a 3.6% increase in wholesale sales volume.

2004 vs. 2003

Wholesale gross profit increased $41.8 million from $27.4 million for fiscal year ended 2003 to $69.2 million for the fiscal year ended 2004. This increase is due to the increases in wholesale selling prices and wholesale sales volume.

Operating Expenses

2005 vs. 2004

Wholesale operating expenses increased during 2005 by $3.0 million or 11.7%. For 2005 operating expenses were $28.8 million, or 3.0% of net wholesale sales, compared to $25.8 million or 3.6% of net wholesale sales for 2004.

2004 vs. 2003

Wholesale operating expenses increased during 2004 by $.9 million or 3.6%. For 2004 operating expenses were $25.8 million, or 3.6% of net wholesale sales, compared to $24.9 million or 4.4% of net wholesale sales for 2003.

Interest Expense

Net interest expense (interest expense less interest income) increased during fiscal 2005 by $3.1 million from $21.4 million for the fiscal year ended 2004 to $24.5 million for the fiscal year ended 2005. The increased net interest expense was primarily due to an increase in long term debt outstanding from $199.9 million to $227.1 million as of August 31, 2004 and 2005 respectively.

Net interest expense (interest expense less interest income) increased during fiscal 2004 by $.1 million from $21.3 million for the fiscal year ended 2003 to $21.4 million for the fiscal year ended 2004. The increased net interest expense was primarily due to an increase in borrowings on our revolving credit facility throughout the fiscal year.

Income Tax Expense/(Benefit)

Our fiscal 2005 effective tax increased to 41% from 39% for fiscal 2004, due to an increase in state taxes.

Our fiscal 2004 effective tax remained relatively consistent with that for fiscal 2003 which was approximately 39%.

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

The following table summarizes selected measures of liquidity and capital sources (in thousands):

	August 31, 2005	August 31, 2004
Cash and cash equivalents	$43,204	$11,552
Working capital	$109,056	$65,451
Current ratio	2.2	1.8
Debt	$227,141	$212,948

Primary sources of liquidity have been cash and cash equivalents, cash flows from operations and borrowing availability under a revolving line of credit. We believe available capital resources will be adequate to meet our working capital, debt service, and capital expenditure requirements for existing operations.

Our cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months. They have a high degree of liquidity since the securities are traded in public markets. During the fiscal year ended August 31, 2005, significant uses of cash include $11.9 million of property, plant and equipment, which includes $.8 million for USEPA low sulfur gasoline compliance, retail petroleum upgrades of $1.6 million, new retail construction of $1.0 million, rehab of three new locations of $1.7 million and $6.8 million for other general capital items which include FCC Advance Process Control, tank repairs and replacement, and piping projects in the refinery. Also, $.9 million for additions to refinery turnaround costs, $13.0 million of reductions to borrowings on the Revolving Credit Facility and $25.0 million increase in accounts receivable due primarily to increased product selling prices; an increase in cash provided by working capital items including $20.9 million for accounts payable and $2.6 million for inventories, both related primarily to increased crude oil costs.

During February 2005, the Company sold an additional $25,000,000 of 10 1/2% Senior Unsecured Notes (the “Senior Unsecured Notes”) due 2012 for $25,750,000, resulting in a debt premium of $750,000 which will be amortized over the life of the notes using the interest method. These additional notes were issued under an indenture, dated as of August 6, 2004, pursuant to which $200,000,000 of notes of the same series were issued in August 2004. The net proceeds of the offering were used to pay down a portion of the Company’s outstanding indebtedness under its existing revolving credit facility.

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

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Revolving Credit Facility with PNC Bank, N.A. as Agent Bank. This is a $100,000,000 revolving facility, which expires May 9, 2007. The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable, and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. For Base Rate borrowings, interest is calculated at the greater of the Agent Bank’s prime rate plus an applicable margin of .25% to .75% (6.50% at August 31, 2005) or federal funds rate plus 1%. For Euro-Rate borrowings, interest is calculated at the LIBOR rate plus an applicable margin of 1.75% to 3.00%. The applicable margin varies with our facility leverage ratio calculation. As of August 31, 2005, $0 of Euro-Rate borrowings and $0 of Base Rate borrowings were outstanding under the agreement.

We had outstanding letters of credit of $650,000 as of August 31, 2005.

As of August 31, 2005 the outstanding borrowings under the Revolving Credit Facility was $0 resulting in net availability of $99,350,000.

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of August 31, 2005 and is based on information appearing in the Notes to the Consolidated Financial Statements in Item 8:

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1 –3 Years	3–5 Years	More than 5 Years
	(in thousands)
Long-term debt(a)(b)	$227,141	$304	$212	$81	$226,544
Operating leases	108,888	10,838	19,494	14,815	63,741
Capital lease obligations	3,446	336	672	682	1,756
Interest on 10.5% Senior Notes due 8/15/2012	164,391	23,625	47,250	47,250	46,266

Total contractual cash obligations	$503,866	$35,103	$67,628	$62,828	$338,307

(a)	Does not include interest on the Revolving Credit Facility, which is calculated at the greater of the Agent Bank’s prime rate plus an applicable margin of .25% to .75% (6.50% at August 31, 2005) or federal funds rate plus 1%. For the Euro-Rate borrowings, interest is calculated at the LIBOR rate plus an applicable margin of 1.75% to 3.00%. The applicable margin varies with our facility leverage ratio calculation.

(b)	Amounts reflect amortization of debt discount of $2.7 million and debt premium of $.8 million on $200 million of Senior Notes due 2012 issued August 6, 2004, and $25 million of Senior Unsecured Notes due 2012 issued February 15, 2005, respectively. which will be amortized over the life of the notes using the interest method (see Note 9 to Consolidated Financial Statements, Item 8).

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

Related Party Transactions

See Item 13, Certain Relationships and Related Transactions.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standard Board (FASB) issued Statement No. 151, “Inventory Costs” (“Statement 151”). Statement 151 amends prior guidelines for inventory pricing by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current period charges regardless of magnitude. In addition, Statement 151 requires that the allocation of fixed production overhead costs to the costs of conversion be based on the normal capacity of the production facilities.

The provisions of Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of Statement 151 will have a material effect on its financial position or results of operations.

In December 2004, the FASB issued Statement No 153, “Exchange of Nonmonetary Assets” (“Statement 153”). Statement 153 eliminates prior guidance for nonmonetary transactions by eliminating the exception for nonmonetary exchanges of similar production assets and replaces it with a general exception for exchange of nonmonetary assets lacking commercial substance.

The provisions of Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of Statement 153 will have a material effect on its financial position or results of operations.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“Statement 154”). Statement 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements.

Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of Statement 154 will have a material effect on its financial position or results of operations.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We use our Revolving Credit Facility to finance a portion of our operations. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose us to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds rate or the LIBOR rate.

We have exposure to price fluctuations of crude oil and refined products. We do not manage the price risk related to all of our inventories of crude oil and refined products with a permanent formal hedging program, but we do manage our risk exposures by managing inventory levels. At August 31, 2005, the Company had no open futures positions that will expire in future periods. At August 31, 2004, the Company had net open future positions of 750,000 barrels of crude oil, all of which expired during the first quarter of 2005. The resulting loss on the expiration of the future positions amounted to $1,495,000.

At August 31, 2005, we were exposed to the risk of market price declines with respect to a substantial portion of our crude oil and refined product inventories.

ITEM 8. FINANCIAL	STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	28
Consolidated Financial Statements:
Balance Sheets	29
Statements of Operations	30
Statements of Comprehensive Income (Loss)	31
Statements of Stockholder’s Equity	32
Statements of Cash Flows	33
Notes to Consolidated Financial Statements	34 thru 59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

United Refining Company

Warren, Pennsylvania

We have audited the accompanying consolidated balance sheets of United Refining Company and subsidiaries as of August 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), stockholder’s equity and cash flows for each of the three years in the period ended August 31, 2005. These consolidated financial statements are the responsibility of the management of United Refining Company and its subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Refining Company and subsidiaries as of August 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

New York, New York

October 27, 2005

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	August 31,
	2005	2004
Assets
Current:
Cash and cash equivalents	$43,204	$11,552
Accounts receivable, net	69,581	44,596
Inventories	73,136	75,623
Prepaid expenses and other assets	17,521	16,476

Total current assets	203,442	148,247
Property, plant and equipment, net	183,643	184,705
Investment in affiliated company	1,709	846
Deferred financing costs, net	6,769	6,723
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	3,284	3,874
Deferred turnaround costs and other assets, net	8,141	10,138

	$418,837	$366,382

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$—	$13,000
Current installments of long-term debt	304	452
Accounts payable	49,638	28,732
Accrued liabilities	17,112	16,300
Income taxes payable	1,968	795
Sales, use and fuel taxes payable	20,541	19,466
Deferred income taxes	4,112	3,919
Amounts due to affiliated companies, net	711	132

Total current liabilities	94,386	82,796
Long term debt: less current installments	226,837	199,496
Deferred income taxes	2,760	1,898
Deferred gain on settlement of pension plan obligations	700	915
Deferred retirement benefits	42,023	32,402
Other noncurrent liabilities	1,258	1,769

Total liabilities	367,964	319,276

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	16,648	16,648
Retained earnings	40,931	32,762
Accumulated other comprehensive loss	(6,706)	(2,304)

Total stockholder’s equity	50,873	47,106

	$418,837	$366,382

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended August 31,
	2005	2004	2003
Net sales (includes consumer excise taxes of $178,131, $167,629, and $168,241)	$1,890,189	$1,488,937	$1,290,351
Costs of goods sold	1,716,321	1,316,159	1,158,582

Gross profit	173,868	172,778	131,769

Expenses:
Selling, general and administrative expenses	117,644	111,808	106,427
Depreciation and amortization expenses	12,686	12,453	12,219

Total operating expenses	130,330	124,261	118,646

Operating income	43,538	48,517	13,123

Other income (expense):
Interest expense, net	(24,528)	(21,423)	(21,340)
Other, net	(3,062)	(2,201)	(1,291)
Equity in net earnings of affiliate	864	672	867
Loss on early extinguishment of debt	—	(6,770)	—

	(26,726)	(29,722)	(21,764)

Income (loss) before income tax expense (benefit)	16,812	18,795	(8,641)

Income tax expense (benefit):
Current	2,920	2,200	258
Deferred	3,980	5,200	(3,628)

	6,900	7,400	(3,370)

Net income (loss)	$9,912	$11,395	$(5,271)

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended August 31,
	2005	2004	2003
Net income (loss)	$9,912	$11,395	$(5,271)
Other comprehensive loss:
Minimum pension liability, net of taxes	(4,402)	(1,264)	(950)

Other comprehensive loss	(4,402)	(1,264)	(950)

Total comprehensive income (loss)	$5,510	$10,131	$(6,221)

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
	Shares	Amount
Balance at August 31, 2002	100	$—	$16,648	$31,638	$(90)	$48,196
Net loss	—	—	—	(5,271)	—	(5,271)
Other comprehensive loss	—	—	—	—	(950)	(950)

Balance at August 31, 2003	100	—	16,648	26,367	(1,040)	41,975
Dividend to stockholder	—	—	—	(5,000)	—	(5,000)
Other comprehensive loss	—	—	—	—	(1,264)	(1,264)
Net income	—	—	—	11,395	—	11,395

Balance at August 31, 2004	100	—	16,648	32,762	(2,304)	47,106
Dividend to stockholder	—	—	—	(1,743)	—	(1,743)
Other comprehensive loss	—	—	—	—	(4,402)	(4,402)
Net income	—	—	—	9,912	—	9,912

Balance at August 31, 2005	100	$—	$16,648	$40,931	$(6,706)	$50,873

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$9,912	$11,395	$(5,271)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,770	16,620	15,820
Write-off of deferred financing costs	—	1,990	—
Equity in net earnings of affiliate	(864)	(672)	(867)
Deferred income taxes	3,980	5,200	(3,628)
Loss on asset dispositions	1,662	1,046	585
Cash provided by (used in) working capital items	1,062	(10,882)	(2,545)
Other, net	24	(2)	18
Change in operating assets and liabilities:
Other assets	(30)	(147)	(750)
Deferred retirement benefits	2,287	1,911	2,693
Other noncurrent liabilities	(511)	82	(663)

Total adjustments	24,380	15,146	10,663

Net cash provided by operating activities	34,292	26,541	5,392

Cash flows from investing activities:
Additions to property, plant and equipment	(11,858)	(10,075)	(8,043)
Additions to turnaround costs	(888)	(5,360)	(5,619)
Dividends received	—	400	2,000
Proceeds from asset dispositions	(4)	32	17

Net cash used in investing activities	(12,750)	(15,003)	(11,645)

Cash flows from financing activities:
Net (reductions) borrowings on revolving credit facility	(13,000)	(18,500)	7,186
Proceeds from issuance of long-term debt	26,919	197,342	—
Principal reductions of long-term debt	(911)	(180,994)	(379)
Dividends to stockholder	(1,743)	(5,000)	—
Deferred financing costs	(1,155)	(6,653)	(250)

Net cash provided by (used in) financing activities	10,110	(13,805)	6,557

Net increase (decrease) in cash and cash equivalents	31,652	(2,267)	304
Cash and cash equivalents, beginning of year	11,552	13,819	13,515

Cash and cash equivalents, end of year	$43,204	$11,552	$13,819

Cash provided by (used in) working capital items:
Accounts receivable, net	$(24,985)	$(1,864)	$(8,867)
Inventories	2,550	500	17,444
Prepaid expenses and other assets	(1,045)	(6,911)	843
Refundable income taxes	—	—	3,300
Accounts payable	20,906	(6,379)	(15,527)
Accrued liabilities	812	593	1,705
Amounts due affiliated companies	576	771	(779)
Income taxes payable	1,173	795	—
Sales, use and fuel taxes payable	1,075	1,613	(664)

Total change	$1,062	$(10,882)	$(2,545)

Cash paid (received) during the period for:
Interest	$24,892	$21,490	$21,538
Income taxes	$1,900	$1,721	$(2,753)

Non-cash investing and financing activities:
Property additions and capital leases	$934	$690	$1,181

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

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

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names at a network of Company-operated retail units and convenience and grocery items through Company-owned gasoline stations and convenience stores under the Red Apple Food Mart® and Country Fair® brand names.

The Company is a wholly-owned subsidiary of United Refining, Inc., a wholly-owned subsidiary of United Acquisition Corp., which in turn is a wholly-owned subsidiary of Red Apple Group, Inc. (the “Parent”).

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investment securities with maturities of three months or less at date of acquisition to be cash equivalents.

Derivative Financial Instruments

From time to time the Company uses derivatives to reduce its exposure to fluctuations in crude oil purchase costs and refining margins. Derivative products, specifically crude oil options contracts and crack spread option contracts are used to hedge the volatility of these items. The Company does not enter such contracts for speculative purposes.

For derivative instruments that are designated and qualify as fair value hedges (i.e. hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in earnings in the current period. For derivative instruments not designated as hedging instruments, changes in fair market values are recognized in earnings as a component of costs of goods sold.

The Company accounts for changes in the fair value of its contracts by marking them to market and recognizing any resulting gains or losses in its statement of operations. During the fiscal years ended August 31, 2005, 2004 and 2003, the Company realized net (losses) / gains from its trading activities of $(1,495,000), $400,000 and $1,600,000, respectively, which is included as an increase or reduction to costs of goods sold. The Company includes the carrying amounts of the contracts in prepaid expenses and other assets in the Consolidated Balance Sheet.

At August 31, 2005, the Company had no open futures positions that will expire in future periods. At August 31, 2004, the Company had net open future positions of 750,000 barrels of crude oil, all of which expired during the first quarter of 2005. The resulting loss on the expiration of the future positions in fiscal 2005 amounted to $1,495,000.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories and Exchanges

Inventories are stated at the lower of cost or market, with cost being determined under the Last-in, First-out (LIFO) method for crude oil and petroleum product inventories and the First-in, First-out (FIFO) method for merchandise. Supply inventories are stated at either lower of cost or market or replacement cost and include various parts for the refinery operations. If the cost of inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value. As of August 31, 2005 and 2004, had the Company utilized the FIFO inventory method, petroleum product inventories would have been higher by $38,396,000 and $19,515,000, respectively. During the years ended August 31, 2005 and 2004, inventory quantities of crude and petroleum products were reduced resulting in the liquidation of LIFO layers. The effect of these liquidations increased gross profit by $3,242,000 and $252,000 and net income by $1,911,000 and $153,000 in 2005 and 2004, respectively.

Property, Plant and Equipment

Property, plant and equipment is stated at cost and depreciated by the straight-line method over the respective estimated useful lives. The cost of funds used to finance projects during construction is capitalized. Routine current maintenance, repairs and replacement costs are charged against income. Expenditures which materially increase values expand capacities or extend useful lives are capitalized. A summary of the principal useful lives used in computing depreciation expense is as follows:

Estimated Useful Lives (Years)
Refinery Equipment	20-30
Marketing	15-30
Transportation	20-30

Leases

The Company leases land, buildings, and equipment under long-term operating and capital leases and accounts for the leases in accordance with Financial Account Standard No. 13, “Accounting for Leases”. Lease expense is recognized on a straight-line basis over the expected lease term. The lease term begins on the date the Company has the right to control the use of the leased property pursuant to the terms of the lease.

Deferred Maintenance Turnarounds

The cost of maintenance turnarounds, which consist of complete shutdown and inspection of significant units of the refinery at intervals of two or more years for necessary repairs and replacements, are deferred when incurred and amortized on a straight-line basis over the period of benefit, which ranges from 3 to 10 years. As of August 31, 2005 and 2004, deferred turnaround costs included in deferred turnaround costs and other assets, amounted to $7,052,000 and $9,077,000, net of accumulated amortization of $7,604,000 and $5,209,000, respectively. Amortization expense included in costs of goods sold for the fiscal years ended August 31, 2005, 2004 and 2003 amounted to $2,913,000, $3,372,000 and $2,889,000, respectively.

Amortizable Intangible Assets

The Company amortizes identifiable intangible assets such as brand names, non-compete agreements, leasehold covenants and deed restrictions on a straight line basis over their estimated useful lives which range from 5 to 25 years.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Revenues from wholesale sales are recognized upon shipment or when title passes. Retail revenues are recognized immediately upon sale to the customer.

Product Shipping and Handling Costs

Costs incurred for shipping and handling of products are included in costs of goods sold in the Consolidated Statements of Operations.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company joins with the Parent and the Parent’s other subsidiaries in filing a Federal Income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries.

Post-Retirement Healthcare Benefits

The Company provides at no cost to retirees, post-retirement healthcare benefits to salaried and certain hourly employees. The benefits provided are hospitalization, medical coverage and dental coverage for the employee and spouse until age 65. After age 65, benefits continue until the death of the retiree, which results in the termination of benefits for all dependent coverage. If an employee leaves the Company as a terminated vested member of a pension plan prior to normal retirement age, the person is not entitled to any post-retirement healthcare benefits.

The Company accrues post-retirement benefits other than pensions, during the years that the employee renders the necessary service, of the expected cost of providing those benefits to an employee and the employee’s beneficiaries and covered dependents. The Company has elected to amortize the transition obligation of approximately $12,000,000 on a straight-line basis over a 20-year period.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. The Company also recorded additional allowances based on historical collection

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

experience and its assessment of the general financial conditions affecting the customer base. Senior management reviews accounts receivable on a weekly basis to determine if any receivables will potentially be uncollectible. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments.

The Company places its temporary cash investments with quality financial institutions. At times, such investments were in excess of FDIC insurance limits. The Company has not experienced any losses in such accounts.

Environmental Matters

The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures, which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site by site basis and records a liability at the time when it is probable and can be reasonably estimated. The Company’s estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. The estimated liability of the Company is not reduced for possible recoveries from insurance carriers and is recorded in accrued liabilities.

Goodwill and Other Non-Amortizable Assets

In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”), goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with Statement 142. Other intangible assets continue to be amortized over their estimated useful lives.

The Company performed separate impairment tests for its goodwill and tradename using the discounted cash flow method. The fair value of the goodwill and tradename exceeded their respective carrying values. The Company has noted no subsequent indication that would require testing its goodwill and tradename for impairment.

Long-Lived Assets

Whenever events or changes in circumstances indicate that the carrying value of any of these assets (other than goodwill and tradename) may not be recoverable, the Company will assess the recoverability of such assets based upon estimated undiscounted cash flow forecasts. When any such impairment exists, the related assets will be written down to fair value.

Other Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income” (“Statement 130”). Statement 130 establishes guidelines for the reporting and display of comprehensive income (loss) and its components in financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive loss includes charges and credits to equity that are not the result of transactions with the shareholder. Included in other comprehensive income (loss) for the Company is a minimum pension liability adjustment, which is net of taxes.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standard Board (FASB) issued Statement No. 151, “Inventory Costs” (“Statement 151”). Statement 151 amends prior guidelines for inventory pricing by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current period charges regardless of magnitude. In addition, Statement 151 requires that the allocation of fixed production overhead costs to the costs of conversion be based on the normal capacity of the production facilities.

The provisions of Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of Statement 151 will have a material effect on its financial position or results of operations.

In December 2004, the FASB issued Statement No 153, “Exchange of Nonmonetary Assets” (“Statement 153”). Statement 153 eliminates prior guidance for nonmonetary transactions by eliminating the exception for nonmonetary exchanges of similar production assets and replaces it with a general exception for exchange of nonmonetary assets lacking commercial substance.

The provisions of Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of Statement 153 will have a material effect on its financial position or results of operations.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“Statement 154”). Statement 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements.

Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of Statement 154 will have a material effect on its financial position or results of operations.

Reclassification

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform with the presentation in the current year.

2.	Accounts Receivable, Net

As of August 31, 2005 and 2004, accounts receivable were net of allowance for doubtful accounts of $1,675,000 and $1,460,000, respectively.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Inventories

Inventories consist of the following:

	August 31,
	2005	2004
	(in thousands)
Crude Oil	$14,634	$12,445
Petroleum Products	26,321	33,431

Total @ LIFO	40,955	45,876

Merchandise	17,078	15,275
Supplies	15,103	14,472

Total @ FIFO	32,181	29,747

Total Inventory	$73,136	$75,623

Included in petroleum product inventories are exchange balances either held for or due from other petroleum marketers. These balances are not significant.

The Company does not own sources of crude oil and depends on outside vendors for its needs.

4.    Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

	August 31,
	2005	2004
	(in thousands)
Refinery equipment, including construction-in-progress	$199,013	$194,183
Marketing (i.e. retail outlets)	90,704	89,422
Transportation	8,301	7,704

	298,018	291,309
Less: Accumulated depreciation	114,375	106,604

	$183,643	$184,705

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Goodwill and Intangible Assets

As of August 31, 2005 and 2004, the Company’s intangible assets and goodwill, included in the Company’s retail segment, were as follows:

	Weighted Average Remaining Life	August 31, 2005		August 31, 2004
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizable intangible assets:
Vendor contracts	3 yrs.	$2,600	$1,362	$2,600	$991
Deed restrictions	19 yrs.	800	117	800	85
Non-compete agreement	1 yrs.	400	293	400	213
Leasehold covenants	14 yrs.	1,641	385	1,641	278

		$5,441	$2,157	$5,441	$1,567

Non-amortizable assets:
Tradename		$10,500	$—	$10,500	$—
Goodwill		$1,349	$—	$1,349	$—

Amortization expense for the fiscal years ended August 31, 2005, 2004, and 2003 amounted to $591,000, $589,000, $585,000, respectively.

Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending August 31, 2010 is estimated to be $588,000 in 2006, $505,000 in 2007, $478,000 in 2008, $230,000 in 2009, and $106,000 in 2010.

6.    Accrued Liabilities

Accrued liabilities include the following:

	August 31,
	2005	2004
	(in thousands)
Interest	$1,068	$1,519
Payrolls and benefits	14,228	13,007
Other	1,816	1,774

	$17,112	$16,300

7.    Leases

The Company occupies premises, primarily retail gas stations and convenience stores and office facilities under long-term leases which require minimum annual rents plus, in certain instances, the payment of additional rents based upon sales. The leases generally are renewable for one to three five-year periods.

As of August 31, 2005 and 2004, capitalized lease obligations, included in long-term debt, amounted to $1,885,000 and $1,130,000, respectively, inclusive of current portion of $125,000 and $102,000, respectively. The related assets (retail gas stations and convenience stores) as of August 31, 2005 and 2004 amounted to $1,610,000 and $856,000, net of accumulated amortization of $605,000 and $586,000, respectively. Lease

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortization amounting to $146,000, $118,000, and $118,000 for the years ended August 31, 2005, 2004, and 2003, respectively, is included in depreciation and amortization expense.

Future minimum lease payments as of August 31, 2005 are summarized as follows:

Year ended August 31,	Capital Leases	Operating Leases
	(in thousands)
2006	$336	$10,838
2007	336	10,329
2008	336	9,165
2009	341	7,838
2010	341	6,977
Thereafter	1,756	63,741

Total minimum lease payments	3,446	108,888
Less: Minimum sublease rents	—	57

Net minimum sublease payments	3,446	$108,831

Less: Amount representing interest	1,561

Present value of net minimum lease payments	$1,885

Net rent expense for operating leases amounted to $10,781,000, $10,231,000, and $10,105,000 for the years ended August 31, 2005, 2004 and 2003, respectively.

8.    Credit Facility

Effective April 19, 2005, the Company amended its secured credit facility to increase the maximum facility commitment from $75,000,000 to $100,000,000 on a permanent basis. No other amendments were made to the facility at this time.

On January 27, 2004, the Company amended its secured credit facility to increase the maximum facility commitment from $50,000,000 to $75,000,000 on a permanent basis. Additionally, the amendments revised select covenant calculations, including the fixed charge coverage ratio and redefined select definitions.

The facility expires on May 9, 2007 and is secured by certain cash accounts, accounts receivable, and inventory, which amounted to $130,000,000 as of August 31, 2005. Until maturity, the Company may borrow on a borrowing base formula as set forth in the facility. For Base Rate borrowings, interest is calculated at the greater of the Agent Bank’s prime rate plus an applicable margin of ..25% to .75%, which was 6.50% and 5.00% at August 31, 2005 and 2004, respectively, or federal funds rate plus 1%. For Euro-Rate borrowings, interest is calculated at the LIBOR rate plus an applicable margin of 1.75% to 3.00%. The applicable margin varies with the Company’s facility leverage ratio calculation. As of August 31, 2005, no Base-Rate borrowings or Euro-Rate borrowings were outstanding under the agreement. As of August 31, 2004, $13,000,000 of Base Rate borrowings and no Euro-Rate borrowings were outstanding under the agreement. $650,000 and $385,000 of letters of credit were outstanding under the agreement at August 31, 2005 and 2004, respectively. The weighted average interest rate for Base Rate borrowings for the years ended August 31, 2005 and 2004 was 5.8%, and 4.8%, respectively. The weighted average interest rate for Euro-Rate borrowings was 5.3% and 4.1% for the fiscal years ending August 31, 2005 and 2004, respectively. The Company pays a commitment fee of 3/8% per annum on the unused balance of the facility. All bank related charges are included in other, net in the Consolidated Statements of Operations.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Long-Term Debt

During February 2005, the Company sold an additional $25,000,000 of 10 1/2% Senior Unsecured Notes (the “Senior Unsecured Notes”) due 2012 for $25,750,000, resulting in a debt premium of $750,000 which will be amortized over the life of the notes using the interest method. These additional notes were issued under an indenture, dated as of August 6, 2004, pursuant to which $200,000,000 of notes of the same series were issued in August 2004. The net proceeds of the offering were used to pay down a portion of the Company’s outstanding indebtedness under its existing revolving credit facility.

During August 2004, the Company sold $200,000,000 of 10 1/2% Senior Unsecured Notes due 2012 for $197,342,000, resulting in debt discount of $2,658,000 which will be amortized over the life of the notes using the interest method. The net proceeds of the offering of $191,600,000 were used to retire all of its outstanding 10 3/4% Senior Unsecured Notes due 2007, Series B, pay accrued interest of $3,700,000 and a redemption premium related thereto and to pay a dividend of $5,000,000 to the Company’s stockholder. A loss of $6,770,000 on the early extinguishment of debt was recorded consisting of a redemption premium of $3,228,000, a write-off of deferred financing costs of $1,990,000 and additional interest paid of $1,552,000.

Such notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company’s subsidiaries (see Footnote 16 to Consolidated Financial Statements).

Both the Indenture of the Senior Unsecured Notes and the facility (See Footnote 8 to Consolidated Financial Statements) require that the Company maintain certain financial covenants. The facility requires the Company to meet certain financial covenants, as defined in the facility, a minimum Fixed Charge Coverage Ratio and a minimum Consolidated Net Worth. In addition, the facility limits the amount the Company can distribute for capital and operating leases. Both the facility and the Indenture of the Senior Unsecured Notes restrict the amount of dividends payable and the incurrence of additional Indebtedness. As of August 31, 2005 the Company is in compliance with covenants under the facility and the Indenture.

A summary of long-term debt is as follows:

	August 31,
	2005	2004
	(in thousands)
Long-term debt:
10.50% Senior Unsecured Notes due August 15, 2012	$223,392	$197,365
Other long-term debt	3,749	2,583

	227,141	199,948
Less: Current installments of long-term debt	304	452

Total long-term debt, less current installments$	226,837	$199,496

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The principal amount of long-term debt outstanding as of August 31, 2005, net of unamortized discount, matures as follows:

Year ended August 31,
(in thousands)
2006	$304
2007	132
2008	80
2009	48
2010	33
Thereafter	226,544

$227,141

The following financing costs have been deferred and are being amortized to expense over the term of the related debt:

	August 31,
	2005	2004
	(in thousands)
Beginning balance	$7,217	$7,922
Current year additions	1,155	6,653

Total financing costs	8,372	14,575
Less:
Write-off of deferred financing costs	—	7,358
Accumulated amortization	1,603	494

	$6,769	$6,723

Amortization expense for the fiscal years ended August 31, 2005, 2004 and 2003 amounted to $1,108,000, $902,000, and $928,000, respectively.

10.    Employee Benefit Plans

Substantially all employees of the Company are covered by noncontributory defined benefit retirement plans. The benefits are based on each employee’s years of service and compensation. The Company’s policy is to contribute the minimum amounts required by the Employee Retirement Income Security Act of 1974 (ERISA), as amended, and any additional amounts for strategic financial purposes or to meet other goals relating to plan funded status. The assets of the plans are invested in an investment trust fund and consist of interest-bearing cash and bank common/collective trust funds.

In addition to the above, the Company provides certain post-retirement healthcare benefits to salaried and certain hourly employees. These post-retirement benefit plans are unfunded and the costs are paid by the Company from general assets.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic pension cost and post-retirement healthcare benefit cost consist of the following components for the years ended August 31, 2005, 2004, and 2003:

	Pension Benefits			Other Post-Retirement Benefits
	2005	2004	2003	2005	2004	2003
	(in thousands)
Service cost	$2,370	$2,031	$1,785	$1,568	$1,427	$1,213
Interest cost on benefit obligation	3,488	3,210	2,948	2,452	2,396	2,290
Expected return on plan assets	(3,155)	(2,588)	(2,332)	—	—	—
Amortization of transition obligation	140	140	140	597	597	597
Amortization and deferrals	878	583	250	516	507	401

Net periodic benefit cost	$3,721	$3,376	$2,791	$5,133	$4,927	$4,501

The following table summarizes the change in benefit obligations and fair values of plan assets for the years ended August 31, 2005 and 2004:

	Pension Benefits		Other Post-Retirement Benefits
	2005	2004	2005	2004
	(in thousands)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation @ beginning of year	$56,539	$49,171	$39,981	$36,851
Service cost	2,370	2,031	1,568	1,427
Interest cost	3,488	3,210	2,452	2,396
Medicare act subsidy effect	—	—	—	(3,940)
Actuarial losses	11,904	3,527	8,130	4,371
Benefits paid	(1,551)	(1,400)	(1,504)	(1,124)

Benefit obligation @ end of year	72,750	56,539	50,627	39,981

CHANGE IN PLAN ASSETS:
Fair values of plan assets @ beginning of year	32,653	27,560	—	—
Actual return on plan assets	4,130	2,350	—	—
Company contributions	4,233	4,143	1,504	1,124
Benefits paid	(1,551)	(1,400)	(1,504)	(1,124)

Fair values of plan assets @ end of year	39,465	32,653	—	—

Funded status	33,285	23,886	50,627	39,981
Unrecognized net actuarial loss	(22,329)	(12,031)	(18,322)	(10,708)
Unrecognized prior service cost	(1,978)	(2,225)	—	—
Unrecognized transition obligation	(351)	(491)	(4,774)	(5,371)

Net amount recognized	$8,627	$9,139	$27,531	$23,902

AMOUNTS RECOGNIZED IN THE BALANCE SHEET CONSIST OF:
Accrued benefit cost	$8,627	$9,139
Additional minimum liability	13,462	6,515
Intangible asset	(2,329)	(2,716)
Accumulated other comprehensive loss	(11,133)	(3,799)

Net amount recognized	$8,627	$9,139

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note: For plans with assets less than the accumulated benefit obligation (ABO), the aggregate ABO is $61,554,000 while the aggregate asset value is $39,465,000.

WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate	5.15%-5.30%	6.00%	5.25%	6.00%

Expected return on plan assets	9.00%	9.00%
Rate of compensation increase	3.50%	3.50%

The discount rate assumption at August 31, 2005 and 2004 were determined independently for each plan. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions), and after exclusion of the 10% of the bonds with the highest yields and the 10% with the lowest yields. For each plan, the discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

For measurement purposes, the assumed annual rate of increase in the per capita cost of covered medical and dental benefits was 10% and 5%, respectively for 2005 and 2004; the rates were assumed to decrease gradually to 5% for both medical and dental benefits until 2011 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a 1 percentage point change in the assumed healthcare cost trend rate would have the following effects:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$717	$(585)
Effect on post-retirement benefit obligation	8,564	(6,990)

A reconciliation of the above accrued benefit costs to the consolidated amounts reported on the Company’s balance sheets follows:

	August 31,
	2005	2004
	(in thousands)
Accrued pension benefits	$8,627	$9,139
Accrued other post-retirement benefits	27,531	23,902

	36,158	33,041
Current portion of above benefits, included in payrolls and benefits in accrued liabilities	(5,900)	(5,149)
Minimum pension liability, net of intangible asset	11,133	3,799
Supplemental pension and other deferred compensation benefits	632	711

Deferred retirement benefits	$42,023	$32,402

The pension plans weighted-average target allocation for the year ended August 31, 2006 and strategic asset allocation matrix as of August 31, 2005 and 2004 are as follows:

	Target Allocation	Plan Assets @ 8/31
Asset Category	2006	2005	2004
Equity Securities	55 – 75%	69%	67%
Debt Securities	25 – 35%	29%	28%
Cash/Cash Equivalents	0 – 10%	2%	5%

		100%	100%

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The investment policy for the plans is formulated by the Company’s Pension Plan Committee (the “Committee”). The Committee is responsible for adopting and maintaining the investment policy, managing the investment of plan assets and ensuring that the plans’ investment program is in compliance with all provisions of ERISA, as well as the appointment of any investment manager who is responsible for implementing the plans’ investment process.

In drafting a strategic asset allocation policy, the primary objective is to invest assets in a prudent manner to meet the obligations of the plans to the Company’s employees, their spouses and other beneficiaries, when the obligations come due. The stability and improvement of the plans’ funded status is based on the various reasons for which money is funded. Other factors that are considered include the characteristics of the plans’ liabilities and risk-taking preferences.

The asset classes used by the plan are the United States equity market, the international equity market, the United States fixed income or bond market and cash or cash equivalents. Plan assets are diversified to minimize the risk of large losses. Cash flow requirements are coordinated with the custodian trustees and the investment manager to minimize market timing effects. The asset allocation guidelines call for a maximum and minimum range for each broad asset class as noted above.

The target strategic asset allocation and ranges established under the asset allocation represents a long-term perspective. The Committee will rebalance assets to ensure that divergences outside of the permissible allocation ranges are minimal and brief as possible.

The net of investment manager fee asset return objective is to achieve a return earned by passively managed market index funds, weighted in the proportions identified in the strategic asset allocation matrix. Each investment manager is expected to perform in the top one-third of funds having similar objectives over a full market cycle.

The investment policy is reviewed by the Committee at least annually and confirmed or amended as needed.

The following contributions and benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other Postretirement Benefits
Employer Contributions	Pension Benefits	Gross	(Subsidy Receipts)
	(in thousands)
FYE 8/31/2006 (expected)	$4,400	$1,537	$(82)

Expected Benefit Payments for the fiscal years ending August 31,
2006	1,873	1,537	(82)
2007	2,137	1,785	(133)
2008	2,458	1,993	(157)
2009	2,794	2,274	(179)
2010	3,139	2,581	(199)
2011 – 2015	21,540	17,097	(1,370)

The pension plan contributions are deposited into the plans’ trusts, and the pension plan benefit payments are made from trust assets. For the postretirement benefit plan, the contributions and the benefit payments are the same and represent expected benefit amounts, which are paid from general assets.

The Company’s postretirement benefit plan is likely to be affected by The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). Beginning in 2006, the Act provides a Federal subsidy

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payment to companies providing benefit plans that meet certain criteria regarding their generosity. The Company expects to receive those subsidy payments. The Company has accounted for the Act in accordance with FASB Staff Position No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which requires, in the Company’s case, recognition on August 31, 2004. The benefit obligation as of that date reflects the effect of the federal subsidy, and this amount is identified in the table reconciling the change in benefit obligation above. The estimated effect of the subsidy on cash flow is shown in the accompanying table of expected benefit payments above. The expected subsidy reduced net periodic postretirement benefit cost by $659,000, as compared with the amount calculated without considering the effects of the subsidy.

The Company’s deferred gain on settlement of past pension plan obligations amounted to $700,000 and $915,000 as of August 31, 2005 and 2004, respectively, and is being amortized over 23 years. The related amortization amounted to $215,000 for each of the years ended August 31, 2005, 2004 and 2003.

The Company also contributes to voluntary employee savings plans through regular monthly contributions equal to various percentages of the amounts invested by the participants. The Company’s contributions to these plans amounted to $810,000, $567,000, and $538,000 for the years ended August 31, 2005, 2004 and 2003, respectively.

11.    Income Taxes

Income tax expense (benefit) consists of:

	Year Ended August 31,
	2005	2004	2003
	(in thousands)
Federal:
Current	$138	$260	$(521)
Deferred	4,329	5,375	(2,929)

	4,467	5,635	(3,450)

State:
Current	2,782	1,940	779
Deferred	(349)	(175)	(699)

	2,433	1,765	80

	$6,900	$7,400	$(3,370)

Reconciliation of the differences between income taxes computed at the Federal statutory rate and the provision for income taxes attributable to income (loss) before income tax expense (benefit) is as follows:

	Year Ended August 31,
	2005	2004	2003
	(in thousands)
U. S. federal income taxes at the statutory rate of 34%	$5,716	$6,390	$(2,937)
State income taxes, net of Federal benefit	1,272	1,037	(201)
Nondeductible expenses	111	316	225
Prior period accrual adjustment	—	(67)	(745)
Other	(199)	(276)	288

Income tax attributable to income (loss) before income tax expense (benefit)	$6,900	$7,400	$(3,370)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax liabilities (assets) are comprised of the following:

	August 31,
	2005	2004
	(in thousands)
Current deferred income tax liabilities (assets):
Inventory valuation	$6,792	$6,833
Accounts receivable allowance	(685)	(587)
Accrued liabilities	(2,213)	(2,462)
Other	218	135

	4,112	3,919

Deferred income tax liabilities (assets):
Property, plant and equipment	34,840	34,076
Accrued liabilities	(22,228)	(17,011)
Tax credits and carryforwards	(2,549)	(8,515)
State net operating loss carryforwards	(7,181)	(6,841)
Valuation allowance	44	162
Other	(166)	27

	2,760	1,898

Net deferred income tax liability	$6,872	$5,817

The Company’s results of operations are included in the consolidated Federal tax return of the Parent (See Footnote 14 to Consolidated Financial Statements). The Company has no Federal net operating loss carryforwards for regular tax purposes. For state purposes, two entities have Pennsylvania net operating loss carryforwards of $34,000,000 and $32,000,000, respectively. Pennsylvania limits the amount of net operating loss carryforwards which can be used to offset Pennsylvania taxable income to $2,000,000 per year, per entity. The Company believes that the Pennsylvania net operating loss carryforwards will be utilized to offset future Pennsylvania taxable income.

For financial reporting purposes, valuation allowances of $44,000 and $162,000 at August 31, 2005 and 2004, respectively, were recognized for state net operating loss carryforwards not anticipated to be realized before expiration.

The Tax Reform Act of 1986 created a separate parallel tax system called the Alternative Minimum Tax (“AMT”) system. AMT is calculated separately from the regular U.S. Federal income tax and is based on a flat rate of 20% applied to a broader tax base. The higher of the two taxes is paid. The excess AMT over regular tax is a tax credit, which can be carried forward indefinitely to reduce regular tax liabilities in excess of AMT liabilities of future years. The Company generated AMT credits in prior years of approximately $2,400,000 that is available to offset the regular tax liability in the future years.

12.    Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

The carrying amount of cash and cash equivalents, trade accounts receivable, the revolving credit facility and current liabilities approximate fair value because of the short maturity of these instruments.

The fair value of long-term debt (See Footnote 9 to Consolidated Financial Statements) was determined using the fair market value of the individual debt instruments. As of August 31, 2005, the carrying amount and estimated fair value of these debt instruments approximated $227,141,000 and $243,456,000, respectively.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Transactions with Affiliated Companies

On December 21, 2001, the Company acquired the operations and working capital assets of Country Fair. The fixed assets of Country Fair were acquired by related entities controlled by John A. Catsimatidis, the indirect sole shareholder of the Company. These assets are being leased to the Company at an annual aggregate rental which management, based on an independent third party valuation believes is fair, over a period ranging from 10 to 20 years. During the fiscal years ended August 31, 2005, 2004 and 2003, $5,168,000, $5,215,000, and $5,215,000 of rent payments were made to these related entities. The Company is not a guarantor on the underlying mortgages on the properties.

Concurrent with the above acquisition of Country Fair, the Company entered into a management agreement with a non-subsidiary affiliate to operate and manage 18 of the retail units owned by the non-subsidiary affiliate on a turn-key basis. For the years ended August 31, 2005, 2004 and 2003, the Company billed the affiliate $857,000, $779,000, and $761,000 for management fees and overhead expenses incurred in the management and operation of the 18 retail units which amount was deducted from expenses. As of August 31, 2005 and 2004, the Company owed the affiliate $100,000 and $28,000 under the terms of the agreement.

Effective June 1, 2001, the Company entered into a 50% joint venture with an unrelated entity for the marketing of asphalt products. The joint venture is accounted for using the equity method of accounting. For the years ended August 31, 2005, 2004 and 2003, net sales to the joint venture amounted to $9,434,000, $9,209,000, and $5,373,000, respectively. As of August 31, 2005 and 2004, the Company had a (payable) / receivable with the joint venture of ($500,000) and $651,000, respectively, under the terms of the agreement.

On September 29, 2000, the Company sold 42 retail units to an affiliate for $23,870,000. Concurrent with this asset sale, the Company terminated the leases on 8 additional retail locations which it had previously leased from a non-subsidiary affiliate. The Company has entered into a management agreement with the non-subsidiary affiliate to operate and manage the retail units owned by the non-subsidiary affiliate on a turnkey basis. For the years ended August 31, 2005, 2004 and 2003, the Company billed the affiliate $1,515,000, $1,524,000, and $1,554,000, respectively, for management fees and overhead expenses incurred in the management and operation of the 50 retail units, which amount was deducted from expenses. For the fiscal years ended August 31, 2005, 2004 and 2003, net sales to the affiliate amounted to $72,431,000, $55,592,000, and $44,816,000, respectively. As of August 31, 2005 and 2004, the Company had a receivable / (payable) with the affiliate of $334,000 and ($310,000), respectively, under the terms of the agreement.

The Company paid a service fee relating to certain costs incurred by its Parent for the Company’s New York office. During the years ended August 31, 2005, 2004 and 2003, such fees amounted to approximately $2,000,000, $984,000, and $1,000,000, respectively.

The Company joins with the Parent and the Parent’s other subsidiaries in filing a Federal income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries.

14.    Environmental Matters And Other Contingencies

The Company is subject to Federal, state and local laws and regulations relating to pollution and protection of the environment such as those governing releases of certain materials into the environment and the storage, treatment transportation, disposal and clean-up of wastes, including, but not limited to, the Federal Clean Water Act, as amended, the Cle an Air Act, as amended, the Resource Conservation and Recovery Act of 1976, as amended, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and analogous state and local laws and regulations.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to the nature of the Company’s business, the Company is and will continue to be subject to various environmental claims, legal actions, and complaints. In the opinion of management, all current matters are without merit or are of such kind or involve such amounts that an unfavorable disposition would not have a material adverse effect on the consolidated financial position or operations of the Company.

The management of the Company believes that remediation and related environmental costs incurred during the normal course of business are not expected to be material.

In addition to the foregoing proceedings, the Company and its subsidiaries are from time to time parties to various legal proceedings that arise in the ordinary course of their respective business operations. These proceedings include, among others, various administrative actions relating to federal, state and local environmental laws and regulations. The Company believes that if these legal proceedings in which it is currently involved are determined against the Company, they would not result in a material adverse effect on the Company’s operations or its consolidated financial condition. In the opinion of management, all such matters are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts that unfavorable dispositions would not have a material adverse effect on the consolidated financial position or results of operations of the Company.

15.    Segments of Business

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names at a network of Company-operated retail units. and convenience and grocery items through Company-owned gasoline stations and convenience stores under the, Red Apple Food Mart® and Country Fair® brand names.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the reportable segments are the same as those described in Footnote 1 to Consolidated Financial Statements. Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following table.

	Year Ended August 31,
	2005	2004	2003
	(in thousands)
Net Sales
Retail	$917,525	$777,624	$718,904
Wholesale	972,664	711,313	571,447

	$1,890,189	$1,488,937	$1,290,351

Intersegment Sales
Wholesale	$367,614	$273,726	$235,724

Operating Income (Loss)
Retail	$(4,220)	$5,163	$10,627
Wholesale	47,758	43,354	2,496

	$43,538	$48,517	$13,123

Total Assets
Retail	$138,162	$123,069	$119,709
Wholesale	280,675	243,313	241,719

	$418,837	$366,382	$361,428

Depreciation and Amortization
Retail	$4,080	$3,970	$3,923
Wholesale	8,606	8,483	8,296

	$12,686	$12,453	$12,219

Capital Expenditures
Retail	$6,354	$3,559	$2,456
Wholesale	6,438	7,206	6,768

	$12,792	$10,765	$9,224

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Subsidiary Guarantors

Certain of United Refining Company’s (the “issuer”) subsidiaries function as guarantors under the terms of the $225,000,000 Senior Unsecured Note Indenture due August 15, 2012. These subsidiaries were also guarantors under the terms of the $200,000,000 Senior Unsecured Notes due June 9, 2007, which were retired in August 2004. Financial information for the Company’s wholly-owned subsidiary guarantors (see Footnote 9 to Consolidated Financial Statements) is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	August 31, 2005
	Issuer	Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$31,195	$12,009	$—	$43,204
Accounts receivable, net	51,491	18,090	—	69,581
Inventories	48,972	24,164	—	73,136
Prepaid expenses and other assets	12,858	4,663	—	17,521
Intercompany	109,420	19,718	(129,138)	—

Total current assets	253,936	78,644	(129,138)	203,442
Property, plant and equipment, net	112,538	71,105	—	183,643
Investment in affiliated company	1,709	—	—	1,709
Deferred financing costs, net	6,769	—	—	6,769
Goodwill and other non-amortizable assets	—	11,849	—	11,849
Amortizable intangible assets	—	3,284	—	3,284
Deferred turnaround costs & other assets	7,650	1,662	(1,171)	8,141

	$382,602	$166,544	$(130,309)	$418,837

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$—	$—	$—	$—
Current installments of long-term debt	(59)	363	—	304
Accounts payable	32,030	17,608	—	49,638
Accrued liabilities	11,527	5,585	—	17,112
Income taxes payable	5,551	(3,583)	—	1,968
Sales, use and fuel taxes payable	16,662	3,879	—	20,541
Deferred income taxes	4,821	(709)	—	4,112
Amounts due to affiliated companies	945	(234)	—	711
Intercompany	—	129,138	(129,138)	—

Total current liabilities	71,477	152,047	(129,138)	94,386
Long term debt: less current installments	223,837	3,000	—	226,837
Deferred income taxes	(1,247)	4,007	—	2,760
Deferred gain on settlement of pension plan obligations	700	—	—	700
Deferred retirement benefits	41,130	893	—	42,023
Other noncurrent liabilities	—	1,258	—	1,258

Total liabilities	335,897	161,205	(129,138)	367,964

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share – shares authorized 100; issued and outstanding 100	—	18	(18)	—
Additional paid-in capital	7,150	10,651	(1,153)	16,648
Retained earnings (deficit)	46,129	(5,198)	—	40,931
Accumulated other comprehensive loss	(6,574)	(132)	—	(6,706)

Total stockholder’s equity	46,705	5,339	(1,171)	50,873

	$382,602	$166,544	$(130,309)	$418,837

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	August 31, 2004
	Issuer	Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$4,709	$6,843	$—	$11,552
Accounts receivable, net	33,459	11,137	—	44,596
Inventories	54,481	21,142	—	75,623
Prepaid expenses and other assets	12,090	4,386	—	16,476
Intercompany	87,468	19,223	(106,691)	—

Total current assets	192,207	62,731	(106,691)	148,247
Property, plant and equipment, net	115,363	69,342	—	184,705
Investment in affiliated company	846	—	—	846
Deferred financing costs, net	6,723	—	—	6,723
Goodwill and other non-amortizable assets	—	11,849	—	11,849
Amortizable intangible assets	—	3,874	—	3,874
Deferred turnaround costs & other assets	9,462	1,847	(1,171)	10,138

	$324,601	$149,643	$(107,862)	$366,382

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$13,000	$—	$—	$13,000
Current installments of long-term debt	(181)	633	—	452
Accounts payable	14,530	14,202	—	28,732
Accrued liabilities	11,100	5,200	—	16,300
Income taxes payable	958	(163)	—	795
Sales, use and fuel taxes payable	16,217	3,249	—	19,466
Deferred income taxes	4,363	(444)	—	3,919
Amounts due to affiliated companies	(206)	338	—	132
Intercompany	—	106,691	(106,691)	—

Total current liabilities	59,781	129,706	(106,691)	82,796
Long term debt: less current installments	198,076	1,420	—	199,496
Deferred income taxes	(1,845)	3,743	—	1,898
Deferred gain on settlement of pension plan obligations	915	—	—	915
Deferred retirement benefits	31,236	1,166	—	32,402
Other noncurrent liabilities	—	1,769	—	1,769

Total liabilities	288,163	137,804	(106,691)	319,276

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share – shares authorized 100; issued and outstanding 100	—	18	(18)	—
Additional paid-in capital	7,150	10,651	(1,153)	16,648
Retained earnings (deficit)	31,536	1,226	—	32,762
Accumulated other comprehensive loss	(2,248)	(56)	—	(2,304)

Total stockholder’s equity	36,438	11,839	(1,171)	47,106

	$324,601	$149,643	$(107,862)	$366,382

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended August 31, 2005
	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$1,340,278	$922,380	$(372,469)	$1,890,189
Costs of goods sold	1,265,523	823,267	(372,469)	1,716,321

Gross profit	74,755	99,113	—	173,868

Expenses:
Selling, general and administrative expenses	19,764	97,880	—	117,644
Depreciation and amortization expenses	8,419	4,267	—	12,686

Total operating expenses	28,183	102,147	—	130,330

Operating income (loss)	46,572	(3,034)	—	43,538

Other income (expense):
Interest expense, net	(18,329)	(6,199)	—	(24,528)
Other, net	(2,536)	(526)	—	(3,062)
Equity in net earnings of affiliate	864	—	—	864
Loss on early extinguishment of debt	—	—	—	—

	(20,001)	(6,725)	—	(26,726)

Income (loss) before income tax expense (benefit)	26,571	(9,759)	—	16,812

Income tax expense (benefit):
Current	6,293	(3,373)	—	2,920
Deferred	3,942	38	—	3,980

	10,235	(3,335)	—	6,900

Net income (loss)	$16,336	$(6,424)	$—	$9,912

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended August 31, 2004
	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$985,039	$782,500	$(278,602)	$1,488,937
Costs of goods sold	917,155	677,606	(278,602)	1,316,159

Gross profit	67,884	104,894	—	172,778

Expenses:
Selling, general and administrative expenses	16,898	94,910	—	111,808
Depreciation and amortization expenses	8,311	4,142	—	12,453

Total operating expenses	25,209	99,052	—	124,261

Operating income (loss)	42,675	5,842	—	48,517

Other income (expense):
Interest expense, net	(17,386)	(4,037)	—	(21,423)
Other, net	(2,732)	531	—	(2,201)
Equity in net earnings of affiliate	672	—	—	672
Loss on early extinguishment of debt	(6,770)	—	—	(6,770)

	(26,216)	(3,506)	—	(29,722)

Income (loss) before income tax expense (benefit)	16,459	2,336	—	18,795

Income tax expense (benefit):
Current	1,979	221	—	2,200
Deferred	4,606	594	—	5,200

	6,585	815	—	7,400

Net income (loss)	$9,874	$1,521	$—	$11,395

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended August 31, 2003
	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$807,171	$723,384	$(240,204)	$1,290,351
Costs of goods sold	781,053	617,733	(240,204)	1,158,582

Gross profit	26,118	105,651	—	131,769

Expenses:
Selling, general and administrative expenses	16,253	90,174	—	106,427
Depreciation and amortization expenses	8,123	4,096	—	12,219

Total operating expenses	24,376	94,270	—	118,646

Operating income (loss)	1,742	11,381	—	13,123

Other income (expense):
Interest expense, net	(17,176)	(4,164)	—	(21,340)
Other, net	(1,633)	342	—	(1,291)
Equity in net earnings of affiliate	867	—	—	867
Loss on early extinguishment of debt	—	—	—	—

	(17,942)	(3,822)	—	(21,764)

Income (loss) before income tax expense (benefit)	(16,200)	7,559	—	(8,641)

Income tax expense (benefit):
Current	(3,542)	3,800	—	258
Deferred	(3,207)	(421)	—	(3,628)

	(6,749)	3,379	—	(3,370)

Net income (loss)	$(9,451)	$4,180	$—	$(5,271)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31, 2005
	Issuer	Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$23,527	$10,765	$—	$34,292

Cash flows from investing activities:
Additions to property, plant and equipment	(5,841)	(6,017)	—	(11,858)
Additions to turnaround costs	(888)	—	—	(888)
Dividends received	—	—	—	—
Proceeds from asset dispositions	(4)	—	—	(4)

Net cash used in investing activities	(6,733)	(6,017)	—	(12,750)

Cash flows from financing activities:
Net (reductions) borrowings on revolving credit facility	(13,000)	—	—	(13,000)
Proceeds from issuance of long-term debt	25,750	1,169	—	26,919
Principal reductions of long- term debt	(160)	(751)	—	(911)
Dividends	(1,743)	—	—	(1,743)
Deferred financing costs	(1,155)	—	—	(1,155)

Net cash provided by (used in) financing activities	9,692	418	—	10,110

Net increase (decrease) in cash and cash equivalents	26,486	5,166	—	31,652
Cash and cash equivalents, beginning of year	4,709	6,843	—	11,552

Cash and cash equivalents, end of year	$31,195	$12,009	$—	$43,204

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended August 31, 2004
	Issuer	Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$25,204	$1,337	$—	$26,541

Cash flows from investing activities:
Additions to property, plant and equipment	(6,720)	(3,355)	—	(10,075)
Additions to turnaround costs	(4,517)	(843)	—	(5,360)
Dividends received	400	—	—	400
Proceeds from asset dispositions	13	19	—	32

Net cash used in investing activities	(10,824)	(4,179)	—	(15,003)

Cash flows from financing activities:
Net (reductions) borrowings on revolving credit facility	(18,500)	—	—	(18,500)
Proceeds from issuance of long-term debt	197,342	—	—	197,342
Principal reductions of long- term debt	(180,243)	(751)	—	(180,994)
Dividends	(5,000)	—	—	(5,000)
Deferred financing costs	(6,653)	—	—	(6,653)

Net cash provided by (used in) financing activities	(13,054)	(751)	—	(13,805)

Net increase (decrease) in cash and cash equivalents	1,326	(3,593)	—	(2,267)
Cash and cash equivalents, beginning of year	3,383	10,436	—	13,819

Cash and cash equivalents, end of year	$4,709	$6,843	$—	11,552

	Year Ended August 31, 2003
	Issuer	Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$2,026	$3,366	$—	$5,392

Cash flows from investing activities:
Additions to property, plant and equipment	(6,397)	(1,646)	—	(8,043)
Additions to turnaround costs	(5,361)	(258)	—	(5,619)
Dividends received	2,000	—	—	2,000
Proceeds from asset dispositions	17	—	—	17

Net cash used in investing activities	(9,741)	(1,904)	—	(11,645)

Cash flows from financing activities:
Net (reductions) borrowings on revolving credit facility	7,186	—	—	7,186
Proceeds from issuance of long-term debt	—	—	—	—
Principal reductions of long- term debt	(92)	(287)	—	(379)
Dividends	—	—	—	—
Deferred financing costs	(250)	—	—	(250)

Net cash provided by (used in) financing activities	6,844	(287)	—	6,557

Net increase (decrease) in cash and cash equivalents	(871)	1,175	—	304
Cash and cash equivalents, beginning of year	4,254	9,261	—	13,515

Cash and cash equivalents, end of year	$3,383	$10,436	$—	$13,819

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Quarterly Financial Data (unaudited)

	Net Sales	Gross Profit	Net Income (Loss)
	(in thousands)
2005
First Quarter*	$426,053	$47,608	$6,063
Second Quarter	384,789	12,340	(15,350)
Third Quarter	479,548	52,735	6,945
Fourth Quarter	599,799	61,183	12,254

2004
First Quarter*	$330,815	$42,598	$3,733
Second Quarter*	326,965	35,534	(275)
Third Quarter*	374,320	44,298	4,692
Fourth Quarter*	456,837	50,348	3,245

*	Historically, on an interim basis, the Company recorded a portion of its refined product inventories at net realizable value, reduced by the LIFO Reserve. During the quarter ended February 28, 2005 the Company’s management reviewed its application of generally accepted accounting principles for inventory pricing. The Company restated its financial statements to record all refined product inventories using the first-in first-out cost (FIFO method) reduced by the LIFO reserve for the three month periods ended November 30, 2004, August 31, 2004, May 31, 2004, February 28, 2004 and November 30, 2003.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

ITEM 9A. CONTROLS	AND PROCEDURES

(a)	Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a) – 15(e) and 15(d) – 15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended August 31, 2005, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

(b)	There have not been any significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended August 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER	INFORMATION

NONE

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information as of November 21, 2005 with respect to all directors and executive officers of the Company.

Name	Age	Position
John A. Catsimatidis	57	Chairman of the Board, Chief Executive Officer, Director
Myron L. Turfitt	53	President, Chief Operating Officer, Director
Ashton L. Ditka	64	Senior Vice President—Marketing
Thomas E. Skarada	63	Vice President—Refining
Frederick J. Martin, Jr.	51	Vice President—Supply and Transportation
James E. Murphy	60	Vice President and Chief Financial Officer
John R. Wagner	46	Vice President, General Counsel and Secretary
Dennis E. Bee, Jr.	63	Treasurer
Martin R. Bring	62	Director
Evan Evans	80	Director
Douglas Lemmonds	58	Director
Andrew Maloney	73	Director
Dennis Mehiel	62	Director
Kishore Lall	58	Director

John A. Catsimatidis has been Chairman of the Board and Chief Executive Officer since February 1986, when his wholly-owned company, United Acquisition Corp., purchased our parent. He also served as President from February 1986 until September 1996. He also is Chairman of the Board, Chief Executive Officer, President, and the founder of Red Apple Group, Inc. (a holding company for certain businesses, including corporations which operate supermarkets in New York); a director of News Communications, Inc., a public company whose stock is traded over-the-counter; and Fonda Paper Company, Inc., a privately held company.

Myron L. Turfitt has been President and Chief Operating Officer since September 1996. From June 1987 to September 1996 he was Chief Financial Officer and Executive Vice President. From August 1983 until June 1987 he was Senior Vice President-Finance and from July 1981 to August 1983, Mr. Turfitt held the position of

Vice President, Accounting and Administration. Mr. Turfitt is a CPA with over 28 years of financial and operations experience in all phases of the petroleum business including exploration and production, refining and retail marketing. His experience covers both fully-integrated major oil companies and large independents.

Ashton L. Ditka has been Senior Vice President-Marketing since July 1990. From December 1989 to July 1990 he was Vice President-Wholesale & Retail Marketing and from August 1976 until December 1989 he was Vice President-Wholesale Marketing. Mr. Ditka has over 36 years of experience in the petroleum industry, including 11 years in retail marketing with Atlantic Richfield Company.

Thomas E. Skarada has been Vice President-Refining since February 1996. From September 1994 to February 1996 he was Assistant Vice President-Refining and from March 1993, when he joined us, to September 1994 he was Director of Regulatory Compliance. Over his 36 year refining and marketing career, Mr. Skarada has worked in virtually every segment of the downstream business including supply, distribution, refinery operations, economics, planning, research and development. He has 18 years of managerial experience with Sun Refining and Marketing Co. and one year consulting with Muse Stancil and Co. in Dallas, Texas.

Frederick J. Martin, Jr. has been Vice President-Supply and Transportation since February 1993. From 1980 to January 1993 he held other positions with us involving transportation, product supply, crude supply and pipeline and terminal administration.

James E. Murphy has been Chief Financial Officer since January 1997. He was Vice President-Finance from April 1995 to December 1996 and since May 1982 has held other accounting and internal auditing positions with us, including Director of Internal Auditing since April 1986. Prior to joining us, Mr. Murphy had over 10 years experience in accounting and auditing with banking, public accounting and manufacturing companies.

John R. Wagner has been Vice President, General Counsel and Secretary since August 1997. Prior to joining us, Mr. Wagner served as Counsel to Dollar Bank, F.S.B. from 1988 to August 1997.

Dennis E. Bee, Jr. has been Treasurer since May 1988. Prior thereto and since he joined us in 1977, Mr. Bee held various positions in the accounting department including Assistant Treasurer from July 1982 to May 1988.

Martin R. Bring has served as a Director since 1988. Since November 2004, he has been a partner at the law firm of Ellenoff, Grossman & Schole, LLP. Previously he was a stockholder in Anderson, Kill & Olick, P.C., a New York law firm, from February 2002 to November 2004. Prior thereto Mr. Bring was a partner in the law firm of Wolf, Block, Schorr and Solis-Cohen LLP, a Philadelphia, Pennsylvania law firm and its predecessor law firm for more than 5 years.

Evan Evans has served as a Director since 1997. He has also been the Chairman of Holvan Properties, Inc., a privately owned petroleum industry consulting firm since 1983; a director of U.S. Energy Systems, Inc., a public company whose common stock is quoted on the Nasdaq SmallCap Market.

Douglas Lemmonds has served as a Director since 1997. He has also served as Executive Vice President at SunTrust Bank (Washington D.C.) since 2002. From May 1996 to 2002 he served as Managing Director and the Chief Operating Officer, Private Banking-Americas of the Deutsche Bank Group. Private Banking-Americas operates across four separate legal entities, including a registered investment advisor, a broker-dealer, a trust company and a commercial bank. From June 1991 to May 1996 Mr. Lemmonds was the Regional Director of Private Banking of the Northeast Regional Office of the Bank of America and from August 1973 to June 1991 he held various other positions with Bank of America.

Andrew Maloney has served as a Director since 1997. He has also been counsel to De Feis O’Connell & Rose, a New York law firm since January 2003. From April 1998 to December 2002 Mr. Maloney was counsel to Kramer Levin Naftalis & Frankel LLP, a New York law firm. From December 1992 to April 1998 was a partner at Brown & Wood LLP, a New York law firm. From June 1986 to December 1992 he was the United States Attorney for the Eastern District of New York.

Dennis Mehiel has served as a Director since 1997. He has also been Chairman and Chief Executive Officer of The Fonda Group, Inc. since 1988. Since 1966 he has been the Chairman of Four M, a converter and seller of interior packaging, corrugated sheets and corrugated containers which he co-founded, and since 1977 (except during a leave of absence from April 1994 through July 1995) he has been the Chief Executive Officer of Four M. W. Mehiel is also the Chairman of MannKraft Corporation, a manufacturer of corrugated containers, and Chief Executive Officer and Chairman of Creative Expressions, Group, Inc.

Kishore Lall has served as a Director since 1997. He is currently Senior Vice President and Regional Manager of ABN AMRO Bank in New York. He served as Chief Financial Officer of Gristede’s Foods, Inc. from August 2003 to August 2005 and Executive Vice President-Finance and Administration and Secretary of Gristede’s Foods, Inc. from May 2002 to August 2005. From January 1997 to October 1997 he served as a consultant to Red Apple Group, Inc. From June 1994 to December 1996 was a private investor. From January 1991 to May 1994 he was Senior Vice President and Head of Commercial Banking of ABN AMRO Bank (New York branch).

Audit Committee

We do not have a class of securities listed on a national securities exchange or national securities association subject to the requirements of Rule 10A-3 of the Securities Exchange Act of 1934, as amended. Consequently, the Company does not have an audit committee at this time, and has not designated an audit committee financial expert. However, the Company is reviewing whether it would be appropriate to appoint an audit committee consisting of independent members of its board of directors.

Code Of Ethics

We have adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth for the three fiscal years ended August 31, 2003, 2004 and 2005 the compensation paid by the Company to its Chairman of the Board and Chief Executive Officer and each of the four other executive officers of the Company whose salary and bonus exceeded $100,000 for the fiscal year ended August 31, 2005.

SUMMARY COMPENSATION TABLE

		Annual Compensation		Other Annual Compensation ($)(1)	Other Compensation ($)(2)
Name & Principal Position	Year	Salary ($)	Bonus ($)
John A. Catsimatidis	2005	$360,000	$395,000	$—	$2,322
Chairman of the Board &	2004	360,000	395,000	—	5,579
Chief Executive Officer	2003	360,000	308,000	—	1,602

Myron L. Turfitt	2005	$235,000	$340,000	$4,727	$3,509
President &	2004	235,000	540,000	4,024	3,509
Chief Operating Officer	2003	235,000	260,000	5,372	1,172

Ashton L. Ditka	2005	$177,348	$24,948	$3,092	$3,791
Senior Vice President	2004	163,020	65,000	2,827	3,786
Marketing	2003	158,400	7,920	1,932	2,705

Thomas E. Skarada	2005	$137,755	$20,963	$6,246	$6,006
Vice President	2004	136,982	65,000	7,044	3,124
Refining	2003	133,100	6,655	5,507	2,677

Frederick J. Martin, Jr.	2005	$119,910	$29,978	$5,860	$4,124
Vice President	2004	117,531	25,000	6,137	1,528
Supply & Transportation	2003	114,200	5,710	6,530	1,611

(1)	Amounts include automobile allowances.
(2)	Amounts include Company matching contributions under the Company’s 401(K) Incentive Savings Plan for May 2004 through August 2005; and health and term life insurance benefits.

Pension Plan

The Company maintains a defined benefit pension plan for eligible employees. The following table shows estimated annual benefits payable upon retirement in specified compensation categories and years of service classifications.

Pension Plan Table

	Years of Service
Average Earnings	15	20	25	30	35
$100,000	$17,036	$22,714	$28,393	$34,071	$39,750
$125,000	21,723	28,964	36,205	43,446	50,687
$150,000	26,411	35,214	44,018	52,821	61,625
$200,000 or more	37,661	50,214	62,768	75,321	87,875

The benefit formula is based on the average earnings of the participant for the three years in which such participant’s earnings were the highest. Earnings include salary and bonus up to a maximum of $210,000 per year. Benefits are calculated by multiplying the sum of (a) 1.1% of average earnings up to the Social Security compensation base, plus (b) 1.25% of average earnings in excess of the Social Security compensation base, by

(c) the number of years of service. Payments of retirement benefits are not reduced by any Social Security benefits received by the participant. Effective May 2001, for purposes of calculating retirement benefits, the Company has fixed the Social Security compensation base at $76,200.

Assuming that the following officers continue to be employed by the Company until they reach age 65, their credited years of service will be as follows:

Name of Individual	Current Years of Service	Years of Service At Age 65
John A. Catsimatidis	19	28
Myron L. Turfitt	27	40
Ashton L. Ditka	29	31
Thomas E. Skarada	12	15
Frederick J. Martin	25	40

Compensation of Directors

Non-officer directors receive a stipend of $15,000 per year and $1,000 for each meeting attended.

Employment and Consulting Agreements

We do not have any employment agreements with our officers or employees.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding ownership of Common Stock on November 21, 2005 by: (i) each stockholder known to the Company to own beneficially, directly or indirectly, more than 5% of the outstanding shares of Common Stock; (ii) each of the Company’s directors; and (iii) all officers and directors of the Company as a group. The Company believes that ownership of the shares by the persons named below is both of record and beneficial and such persons have sole voting and investing power with respect to the shares indicated.

Name and Address of Beneficial Owner	Number of Shares	Percent of Class
John A. Catsimatidis 823 Eleventh Avenue New York, NY 10019	100	100%

All officers and directors as a group (15 persons)	100	100%

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 21, 2001, the Company acquired the operations and working capital assets of Country Fair. The fixed assets of Country Fair were acquired by related entities controlled by John A. Catsimatidis, the indirect sole shareholder of the Company. These assets are being leased to the Company at an annual aggregate rental which management, based on an independent third party valuation believes is fair, over a period ranging from 10 to 20 years. During the fiscal years ended August 31, 2005, 2004 and 2003, $5,168,000, $5,215,000, and $5,215,000 of rent payments were made to these related entities. The Company is not a guarantor on the underlying mortgages on the properties.

Concurrent with the above acquisition of Country Fair, the Company entered into a management agreement with a non-subsidiary affiliate to operate and manage 18 of the retail units owned by the non-subsidiary affiliate on a turn-key basis. For the years ended August 31, 2005, 2004 and 2003, the Company billed the affiliate $857,000, $779,000, and $761,000 for management fees and overhead expenses incurred in the management and operation of the 18 retail units which amount was deducted from expenses. As of August 31, 2005 and 2004, the Company owed the affiliate $100,000 and $28,000 under the terms of the agreement.

Effective June 1, 2001, the Company entered into a 50% joint venture with an unrelated entity for the marketing of asphalt products. The joint venture is accounted for using the equity method of accounting. For the years ended August 31, 2005, 2004 and 2003, net sales to the joint venture amounted to $9,434,000, $9,209,000, and $5,373,000, respectively. As of August 31, 2005 and 2004, the Company had a (payable) / receivable with the joint venture of ($500,000) and $651,000, respectively, under the terms of the agreement.

On September 29, 2000, the Company sold 42 retail units to an affiliate for $23,870,000. Concurrent with this asset sale, the Company terminated the leases on 8 additional retail locations which it had previously leased from a non-subsidiary affiliate. The Company has entered into a management agreement with the non-subsidiary affiliate to operate and manage the retail units owned by the non-subsidiary affiliate on a turnkey basis. For the years ended August 31, 2005, 2004 and 2003, the Company billed the affiliate $1,515,000, $1,524,000, and $1,554,000, respectively, for management fees and overhead expenses incurred in the management and operation of the 50 retail units, which amount was deducted from expenses. For the fiscal years ended August 31, 2005, 2004 and 2003, net sales to the affiliate amounted to $72,431,000, $55,592,000, and $44,816,000, respectively. As of August 31, 2005 and 2004, the Company had a receivable / (payable) with the affiliate of $334,000 and ($310,000), respectively, under the terms of the agreement.

The Company paid a service fee relating to certain costs incurred by its Parent for the Company’s New York office. During the years ended August 31, 2005, 2004 and 2003, such fees amounted to approximately $2,000,000, $984,000, and $1,000,000, respectively.

The Company joins with the Parent and the Parent’s other subsidiaries in filing a Federal income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following represents amounts billed and amounts expected to be billed to the Company for the professional services of BDO Seidman, LLP rendered during fiscal years 2005 and 2004:

	2005	2004
Audit Fees	$480,301	$482,225
Audit - Related Fees(1)	$68,560	$65,000
Tax Fees	$—	$—
All Other Fees	$—	$—

Total	$548,861	$547,225

(1)	Services provided under this category consist of $63,210 and $65,000 for the audits of the Company’s employee benefit plans in 2004 and 2003, respectively, and $5,350 related to Sarbanes Oxley Act-Section 404 compliance consultation in 2005.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1) Financial Statements

A list of all financial statements filed as part of this report is contained in the index to Item 8, which index is incorporated herein by reference.

(2)	Financial Statement Schedules

Report of Independent Certified Public Accountants

Schedule II—Valuation and Qualifying Accounts

(3)	Exhibits

Number	Description
3.1	Certificate of Incorporation of United Refining Company (“URC”). Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-35083) (the “Registration Statement”).

3.2	Bylaws of URC. Incorporated by reference to Exhibit 3.2 to the Registration Statement.

3.3	Certificate of Incorporation of United Refining Company of Pennsylvania (“URCP”). Incorporated by reference to Exhibit 3.3 to the Registration Statement.

3.4	Bylaws of URCP. Incorporated by reference to Exhibit 3.4 to the Registration Statement.

3.5	Certificate of Incorporation of Kiantone Pipeline Corporation (“KPC”). Incorporated by reference to Exhibit 3.5 to the Registration Statement.

3.6	Bylaws of KPC. Incorporated by reference to Exhibit 3.6 to the Registration Statement.

3.7	Certificate of Incorporation of Kiantone Pipeline Company (“KPCY”). Incorporated by reference to Exhibit 3.7 to the Registration Statement.

3.8	Bylaws of KPCY. Incorporated by reference to Exhibit 3.8 to the registration Statement.

3.9	Certificate of Incorporation of Kwik FillCorporation. (“K-FC”). Incorporated by reference to Exhibit 3.9 to the Registration Statement.

3.10	Bylaws of K-FC. Incorporated by reference to Exhibit 3.10 to the Registration Statement.

3.11	Certificate of Incorporation of Independent Gasoline & Oil Company of Rochester, Inc. (“IGOCRI”). Incorporated by reference to Exhibit 3.11 to the Registration Statement.

3.12	Bylaws of IGOCRI. Incorporated by reference to Exhibit 3.12 to the Registration Statement.

3.13	Certificate of Incorporation of Bell Oil Corp. (“BOC”). Incorporated by reference to Exhibit 3.13 to the Registration Statement.

3.14	Bylaws of BOC. Incorporated by reference to Exhibit 3.14 to the Registration Statement.

3.15	Certificate of Incorporation of PPC, Inc. (“PPCI”). Incorporated by reference to Exhibit 3.15 to the Registration Statement.

3.16	Bylaws of PPCI. Incorporated by reference to Exhibit 3.16 to the Registration Statement.

3.17	Certificate of Incorporation of Super Test Petroleum, Inc. (“STPI”). Incorporated by reference to Exhibit 3.17 to the Registration Statement.

3.18	Bylaws of STPI. Incorporated by reference to Exhibit 3.18 to the Registration Statement.

3.19	Certificate of Incorporation of Kwik-Fil, Inc. (“K-FI”). Incorporated by reference to Exhibit 3.19 to the Registration Statement.

Number	Description

3.20	Bylaws of K-FI. Incorporated by reference to Exhibit 3.20 to the Registration Statement.

3.21	Certificate of Incorporation of Vulcan Asphalt Refining Corporation (“VARC”). Incorporated by reference to Exhibit 3.21 to the Registration Statement.

3.22	Bylaws of VARC. Incorporated by reference to Exhibit 3.22 to the Registration Statement.

3.23	Certificate of Incorporation of United Jet Center, Inc. (“UJCI”). Incorporated by reference to Exhibit 3.23 to the Registration Statement.

3.24	Bylaws of UJCI. Incorporated by reference to Exhibit 3.24 to the Registration Statement.

4.1	Indenture dated as of August 6, 2004 between URC, Country Fair, Inc, (“CFI”), KPC, KPCY, UJCI, URCP, K-FC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC and The Bank of New York (“BONY”), relating to the 10 1/2% Series A Senior Notes due 2012. Incorporated by reference to Exhibit 4.1 to the Registration Statement.

4.2	Form of Note. Incorporated by reference to Exhibit 4.2 to the Registration Statement.

10.1	Purchase Agreement dated August 6, 2004 between URC, CFI, KPC, KPCY, UJCI, URCP, K-FC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC, Citigroup (“CITI”), Goldman, Sachs & Co. (“GSC”), and PNC Capital Markets, Inc. (“PNCCMI”). Incorporated by reference to Exhibit 10.1 to the Registration Statement.

10.2	Registration Rights Agreement dated August 6, 2004 between URC, CFI, KPC, KPCY, UJCI, URCP, K-FC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC, CITI, GSC, and PNCCMI. Incorporated by reference to Exhibit 10.2 to the Registration Statement.

10.3	Servicing Agreement dated June 9, 1997 between URC and Red Apple Group, Inc. Incorporated by reference to Exhibit 10.4 to the Registration Statement.

10.4	Amended and Restated Credit Agreement dated July 12, 2002 by and among URC, URCP, KPC, Country Fair and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.21 of Registrant’s Quarterly Report on Form 10Q for fiscal quarter ended May 31, 2002.

10.5	Amendment to Credit Agreement dated as of July 12, 2002 by and among URC, URCP, KPC, Country Fair and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.12 of Registrant’s Annual Report on Form 10K for fiscal year ended August 31, 2002.

10.6	Limited Waiver and Amendment No 3 to Credit Agreement dated as of March 24, 2003 by and among, URC, URCP, KPC, Country Fair and the Banks thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.13 of Registrant’s Quarterly Report on Form 10Q for fiscal quarter ended May 31, 2003.

10.7	Amendment to Credit Agreement dated as of January 27, 2004 by and among URC, URCP, KPC, CFI, K-FC and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10Q for fiscal quarter ended February 29, 2004.

10.8	Amendment No. 5 to Credit Agreement dated as of August 6, 2004 by and among URC, URCP, KPC, Country Fair, Inc., Kwik Fill, Inc., and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.8 to the Registration Statement.

10.9	Amendment No. 6 to Credit Agreement dated as of April 19, 2005 by and among URC, URCP, KPC, CFI, K-FI and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on April 22, 2005.

Number	Description
14.1	Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 14.1 in Registrant’s Annual Report on Form 10K for fiscal year ended August 31, 2003.

21.1	Subsidiaries of the Registrants. A) Incorporated by reference to Exhibit 21.1 to the Registration Statement. B) Country Fair, Inc. Incorporated in the Commonwealth of Pennsylvania in 1965, doing business as “Country Fair”.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholder of United Refining Company

Warren, Pennsylvania

The audits referred to in our report dated October 27, 2005 relating to the consolidated financial statements of United Refining Company and Subsidiaries included the audits of the financial statement Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended August 31, 2005. This financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, such financial statement Schedule—Valuation and Qualifying Accounts, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

New York, New York

October 27, 2005

UNITED REFINING COMPANY AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End Of Period
Year ended August 31, 2003: Reserves and allowances deducted from asset accounts: Allowance for uncollectible Accounts	$1,395	$440	$(366)	$1,469

Year ended August 31, 2004: Reserves and allowances deducted from asset accounts: Allowance for uncollectible Accounts	$1,469	$409	$(418)	$1,460

Year ended August 31, 2005: Reserves and allowances deducted from asset accounts: Allowance for uncollectible Accounts	$1,460	$530	$(315)	$1,675

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2005

UNITED REFINING COMPANY

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 21, 2005
John A. Catsimatidis

/s/ Myron L. Turfitt Myron L. Turfitt	President, Chief Operating Officer and Director	November 21, 2005

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 21, 2005

/s/ Martin R. Bring Martin R. Bring	Director	November 21, 2005

/s/ Evan Evans Evan Evans	Director	November 21, 2005

/s/ Kishore Lall Kishore Lall	Director	November 21, 2005

/s/ Douglas Lemmonds Douglas Lemmonds	Director	November 21, 2005

/s/ Andrew Maloney Andrew Maloney	Director	November 21, 2005

/s/ Dennis Mehiel Dennis Mehiel	Director	November 21, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2005

UNITED REFINING COMPANY OF PENNSYLVANIA

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 21, 2005

/s/ Myron L. Turfitt Myron L. Turfitt	President, Chief Operating Officer	November 21, 2005

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 21, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2005

KIANTONE PIPELINE CORPORATION

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 21, 2005

/s/ Myron L. Turfitt Myron L. Turfitt	President, Chief Operating Officer and Director	November 21, 2005

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 21, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2005

KIANTONE PIPELINE COMPANY

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 21, 2005

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 21, 2005

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 21, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2005

UNITED JET CENTER, INC.

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 21, 2005

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 21, 2005

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 21, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2005

VULCAN ASPHALT REFINING CORPORATION

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 21, 2005

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 21, 2005

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 21, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2005

KWIK-FIL, INC.

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 21, 2005

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 21, 2005

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 21, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2005

KWIK-FILLCORPORATION

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 21, 2005

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 21, 2005

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 21, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2005

INDEPENDENT GASOLINE & OIL COMPANY OF ROCHESTER, INC.

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 21, 2005

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 21, 2005

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 21, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2005

BELL OIL CORP.

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 21, 2005

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 21, 2005

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 21, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2005

PPC, INC.

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 21, 2005

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 21, 2005

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 21, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2005

SUPER TEST PETROLEUM, INC.

	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 21, 2005

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 21, 2005

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 21, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material was sent to security holders by the Corporation during the fiscal year ended August 31, 2005.