Form 10-Q
period 2006-11-30
KWIK FIL INC; UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC; VULCAN ASPHALT REFINING CORP
filed 2007-01-16
CIK 1045540, 101462, 830253, 1040270, 1045539, 1045542, 1045543, 1045544, 1045545, 1045546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-35083 ___________________ UNITED REFINING COMPANY
(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	25-1411751
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15 Bradley Street
Warren, Pennsylvania	16365
(Address of Principal Executive Office)	(Zip Code)

814-723-1500

Registrant’s Telephone Number, Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Number of shares outstanding of Registrant’s Common Stock as of January 16, 2007: 100.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-Q – CONTENTS

PART I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	November 30, 2006 (Unaudited)	August 31, 2006
Assets
Current:
Cash and cash equivalents	$60,024	$59,197
Accounts receivable, net	73,293	85,036
Inventories	89,976	130,633
Prepaid expenses and other assets	31,824	21,809
Amounts due from affiliated companies, net	—	883

Total current assets	255,117	297,558
Property, plant and equipment, net	193,155	190,080
Investment in affiliated company	3,394	2,899
Deferred financing costs, net	5,343	5,643
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	2,526	2,665
Deferred turnaround costs and other assets, net	5,505	6,077

	$476,889	$516,771

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$499	$435
Accounts payable	53,644	84,269
Accrued liabilities	19,715	19,892
Income tax payable	12,001	21,432
Sales, use and fuel taxes payable	18,086	20,144
Deferred income taxes	4,663	4,663
Amounts due to affiliated companies, net	2,902	—

Total current liabilities	111,510	150,835
Long term debt: less current installments	227,828	227,579
Deferred income taxes	8,909	8,624
Deferred gain on settlement of pension plan obligations	431	485
Deferred retirement benefits	39,082	36,794
Other noncurrent liabilities	466	601

Total liabilities	388,226	424,918

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	14,244	14,244
Retained earnings	75,998	79,188
Accumulated other comprehensive loss	(1,579)	(1,579)

Total stockholder’s equity	88,663	91,853

	$476,889	$516,771

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS—(Unaudited)

(in thousands)

	Three Months Ended November 30,
	2006	2005
Net sales	$584,596	$573,992
Costs of goods sold	546,627	521,972

Gross profit	37,969	52,020

Expenses:
Selling, general and administrative expenses	34,399	31,379
Depreciation and amortization expenses	3,497	3,289

Total operating expenses	37,896	34,668

Operating income	73	17,352

Other income (expense):
Interest expense, net	(5,155)	(6,023)
Other, net	(820)	613
Equity in net earnings of affiliate	495	602

	(5,480)	(4,808)

Income (loss) before income tax expense (benefit)	(5,407)	12,544
Income tax expense (benefit)	(2,217)	5,106

Net income (loss)	$(3,190)	$7,438

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Unaudited)

(in thousands)

	Three Months Ended
	November 30, 2006	November 30, 2005
Cash flows from operating activities:
Net income (loss)	$(3,190)	$7,438
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,420	4,463
Equity in net earnings of affiliate	(495)	(602)
Deferred income taxes	285	1,501
Gain on asset dispositions	(7)	(945)
Cash provided by (used in) working capital items	3,879	(29,045)
Change in operating assets and liabilities:
Deferred retirement benefits	2,288	1,552
Other assets	8	(5)
Other noncurrent liabilities	(135)	(251)

Total adjustments	10,243	(23,332)

Net cash provided by (used in) operating activities	7,053	(15,894)

Cash flows from investing activities:
Additions to property, plant and equipment	(6,433)	(5,912)
Additions to deferred turnaround costs	(55)	(44)
Proceeds from asset dispositions	7	1,178

Net cash used in investing activities	(6,481)	(4,778)

Cash flows from financing activities:
Proceeds from issuance of long term debt	461	—
Dividend to stockholder	—	(2,840)
Principal reductions of long term debt	(206)	(148)
Deferred financing costs	—	(72)

Net cash provided by (used in) financing activities	255	(3,060)

Net increase (decrease) in cash and cash equivalents	827	(23,732)
Cash and cash equivalents, beginning of year	59,197	43,204

Cash and cash equivalents, end of period	$60,024	$19,472

Cash used in working capital items:
Accounts receivable, net	$11,743	$19,751
Inventories	40,657	(46,742)
Prepaid expenses and other assets	(10,015)	(15,751)
Accounts payable	(30,625)	9,250
Accrued liabilities	(177)	4,709
Income taxes payable	(9,431)	2,708
Sales, use and fuel taxes payable	(2,058)	(3,453)
Amounts due to affiliated companies, net	3,785	483

Total change	$3,879	$(29,045)

Cash paid during the period for:
Interest	$105	$189
Income taxes	$6,930	$588

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ending August 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2006.

2.	Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement classification, accounting for interest and penalties and accounting in interim periods and disclosure.

The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of Interpretation 48 will have a material effect on its financial position or results of operations.

In September 2006, the FASB issued Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“Position No. AUG AIR-1”). Position No. AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The provisions of Position No. AUG AIR-1 are effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of Position No. AUG AIR-1 will have a material effect on its financial position or results of operations.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“Statement 158”), an amendment of Statements 87, 88, 106, and 132 (R). Statement 158 represents the completion of the FASB’s first phase in its postretirement benefit accounting project. Statement 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. Under Statement 158, the Company will be required to recognize the funded status of its defined benefit postretirement plans and to provide the required disclosures. Statement 158 is effective for fiscal years ending after June 15, 2007. Because the actuarial valuation of the retirement plan obligations at year end has not been completed, and because the fair value of retirement plan assets is subject to change based on market fluctuations through August 31, 2007, the Company is not yet able to estimate the impact of Statement 158 on its balance sheet.

In September 2005, the EITF reached a consensus on EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” EITF Issue No. 04-13 requires that two or more exchange transactions involving inventory with the same counterparty entered into in contemplation of one another should be reported net in the statement of operations. The adoption of EITF Issue No. 04-13 had no impact on our financial position or results of operations.

3.	Inventories

As of November 30, 2006 and August 31, 2006, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $32,361,000 and $73,119,000, respectively. The November 30, 2006 LIFO calculation was computed using quantities and prices which are not necessarily indicative of the actual quantities and prices which will exist at fiscal year-end. Due to anticipated fluctuations in inventory levels and the many factors which enter into the LIFO calculation which are beyond management’s control, it is the policy of the Company to record the LIFO inventory adjustment only at fiscal year-end.

4.	Subsidiary Guarantors

Certain of United Refining Company’s (the “issuer”) subsidiaries function as guarantors under the terms of the $225,000,000 Senior Unsecured Note Indenture due August 15, 2012. Financial information for the issuer and its wholly owned subsidiary guarantors is as follows:

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	November 30, 2006				August 31, 2006
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$52,321	$7,703	$—	$60,024	$52,375	$6,822	$—	$59,197
Accounts receivable, net	50,792	22,501	—	73,293	55,230	29,806	—	85,036
Inventories	66,122	23,854	—	89,976	103,996	26,637	—	130,633
Prepaid expenses and other assets	26,721	5,103	—	31,824	17,418	4,391	—	21,809
Amounts due from affiliated companies, net	—	—	—	—	1,744	(861)	—	883
Intercompany	116,243	20,046	(136,289)	—	119,481	20,655	(140,136)	—

Total current assets	312,199	79,207	(136,289)	255,117	350,244	87,450	(140,136)	297,558
Property, plant and equipment, net	122,126	71,029	—	193,155	119,728	70,352	—	190,080
Investment in affiliated company	3,394	—	—	3,394	2,899	—	—	2,899
Deferred financing costs, net	5,343	—	—	5,343	5,643	—	—	5,643
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets, net	—	2,526	—	2,526	—	2,665	—	2,665
Deferred turnaround costs & other assets	5,176	1,500	(1,171)	5,505	5,735	1,513	(1,171)	6,077

	$448,238	$166,111	$(137,460)	$476,889	$484,249	$173,829	$(141,307)	$516,771

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$(110)	$609	$—	$499	$(84)	$519	$—	$435
Accounts payable	38,623	15,021	—	53,644	65,801	18,468	—	84,269
Accrued liabilities	13,316	6,399	—	19,715	14,022	5,870	—	19,892
Income taxes payable	12,695	(694)	—	12,001	23,223	(1,791)	—	21,432
Sales, use and fuel taxes payable	15,098	2,988	—	18,086	16,833	3,311	—	20,144
Deferred income taxes	5,644	(981)	—	4,663	5,644	(981)	—	4,663
Amounts due to affiliated companies, net	3,173	(271)	—	2,902	—	—	—	—
Intercompany	—	136,289	(136,289)	—	—	140,136	(140,136)	—

Total current liabilities	88,439	159,360	(136,289)	111,510	125,439	165,532	(140,136)	150,835
Long term debt: less current installments	224,094	3,734	—	227,828	224,065	3,514	—	227,579
Deferred income taxes	3,971	4,938	—	8,909	3,650	4,974	—	8,624
Deferred gain on settlement of pension plan obligations	431	—	—	431	485	—	—	485
Deferred retirement benefits	39,051	31	—	39,082	36,826	(32)	—	36,794
Other noncurrent liabilities	—	466	—	466	—	601	—	601

Total liabilities	355,986	168,529	(136,289)	388,226	390,465	174,589	(140,136)	424,918

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share—shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Additional paid-in capital	4,746	10,651	(1,153)	14,244	4,746	10,651	(1,153)	14,244
Retained earnings	89,085	(13,087)	—	75,998	90,617	(11,429)	—	79,188
Accumulated other comprehensive loss	(1,579)	—	—	(1,579)	(1,579)	—	—	(1,579)

Total stockholder’s equity	92,252	(2,418)	(1,171)	88,663	93,784	(760)	(1,171)	91,853

	$448,238	$166,111	$(137,460)	$476,889	$484,249	$173,829	$(141,307)	$516,771

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended November 30, 2006				Three Months Ended November 30, 2005
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$426,860	$268,923	$(111,187)	$584,596	$416,354	$273,107	$(115,469)	$573,992
Costs of goods sold	419,344	238,470	(111,187)	546,627	396,590	240,851	(115,469)	521,972

Gross profit	7,516	30,453	—	37,969	19,764	32,256	—	52,020

Expenses:
Selling, general and administrative expenses	5,677	28,722	—	34,399	6,029	25,350	—	31,379
Depreciation and amortization expenses	2,291	1,206	—	3,497	2,134	1,155	—	3,289

Total operating expenses	7,968	29,928	—	37,896	8,163	26,505	—	34,668

Operating income (loss)	(452)	525	—	73	11,601	5,751	—	17,352

Other income (expense):
Interest expense, net	(2,454)	(2,701)	—	(5,155)	(3,928)	(2,095)	—	(6,023)
Other, net	(596)	(224)	—	(820)	(511)	1,124	—	613
Equity in net earnings (loss) affiliate	495	—	—	495	602	—	—	602

	(2,555)	(2,925)	—	(5,480)	(3,837)	(971)	—	(4,808)

Income (loss) before income tax expense (benefit)	(3,007)	(2,400)	—	(5,407)	7,764	4,780	—	12,544
Income tax expense (benefit)	(1,475)	(742)	—	(2,217)	3,073	2,033	—	5,106

Net income (loss)	$(1,532)	$(1,658)	$—	$(3,190)	$4,691	$2,747	$—	$7,438

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended November 30, 2006				Three Months Ended November 30, 2005
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$4,680	$2,373	$—	$7,053	$(12,494)	$(3,400)	$—	$(15,894)

Cash flows from investing activities:
Additions to property, plant and equipment	(4,680)	(1,753)	—	(6,433)	(4,555)	(1,357)	—	(5,912)
Proceeds from asset dispositions	—	7	—	7	—	1,178	—	1,178
Additions to deferred turnaround costs	1	(56)	—	(55)	(41)	(3)	—	(44)

Net cash used in investing activities	(4,679)	(1,802)	—	(6,481)	(4,596)	(182)	—	(4,778)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	461	—	461	—	—	—	—
Dividend to stockholder	—	—	—	—	(2,840)	—	—	(2,840)
Principal reductions of long-term debt	(55)	(151)	—	(206)	(39)	(109)	—	(148)
Deferred financing costs	—	—	—	—	(72)	—	—	(72)

Net cash provided by (used in) financing activities	(55)	310	—	255	(2,951)	(109)	—	(3,060)

Net increase (decrease) in cash and cash equivalents	(54)	881	—	827	(20,041)	(3,691)	—	(23,732)
Cash and cash equivalents, beginning of year	52,375	6,822	—	59,197	31,195	12,009	—	43,204

Cash and cash equivalents, end of period	$52,321	$7,703	$—	$60,024	$11,154	$8,318	$—	$19,472

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.	Segments of Business

Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended November 30,
	2006	2005
Net Sales
Retail	$267,654	$271,841
Wholesale	316,942	302,151

	$584,596	$573,992

Intersegment Sales
Wholesale	$109,918	$114,203

Operating Income
Retail	$1,521	$5,900
Wholesale	(1,448)	11,452

	$73	$17,352

Depreciation and Amortization
Retail	$1,156	$1,105
Wholesale	2,341	2,184

	$3,497	$3,289

	November 30, 2006	August 31, 2006
Total Assets
Retail	$137,366	$143,881
Wholesale	339,523	372,890

	$476,889	$516,771

Capital Expenditures (including non-cash)
Retail	$1,435	$5,161
Wholesale	4,998	16,725

	$6,433	$21,886

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	Employee Benefit Plans

For the periods ended November 30, 2006 and November 30, 2005, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended November 30,		Three Months Ended November 30,
	2006	2005	2006	2005
	(in thousands)
Service cost	$657	$736	$565	$592
Interest cost on benefit obligation	1,053	984	848	684
Expected return on plan assets	(1,066)	(907)	—	—
Amortization of transition obligation	35	35	149	149
Amortization and deferral of net loss	186	429	250	243

Net periodic benefit cost	$865	$1,277	$1,812	$1,668

As of November 30, 2006, $6,160,000 of contributions have been made to the Company pension plans for the fiscal year ended August 31, 2007.

7.	Derivative Financial Instruments

At August 31, 2006, the Company had net open future positions of 1,400,000 barrels of crude oil, all of which were sold during the first quarter of 2007. The resulting gain on the sale of the future positions amounted to $4,114,000, which was recorded in cost of sales. The Company has no open future positions at November 30, 2006.

8.	Debt

In November 2006, we extended the term of our $100,000,000 Revolving Credit Facility from May 9, 2007 to November 27, 2011, and amended certain terms and provisions thereof, including a reduction in the interest rate and a modification of certain covenants. Under the amended Revolving Credit Facility, interest is calculated as follows: (a) for base rate borrowings, at the greater of the Agent Bank’s prime rate less an applicable margin of ..5% to 0% or federal funds rate plus 1%; (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 1.25% to 1.75%. The applicable margin will vary depending on a formula calculating our average unused availability under the facility. Under the Revolving Credit Facility in effect prior to the extension and amendment, interest was calculated as follows: (a) for base rate borrowings, at the greater of the Agent Bank’s prime rate plus an applicable margin of .25% to .75% (8.50% at August 31, 2006) or federal funds rate plus 1%; (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 1.75% to 3.00%. The applicable margin varied with our facility leverage ratio calculation.

The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility.

We had outstanding letters of credit of $433,000 as of November 30, 2006. As of November 30, 2006, outstanding borrowings under the Revolving Credit Facility were $0 resulting in net availability of $99,567,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements may include, among other things, United Refining Company and its subsidiaries current expectations with respect to future operating results, future performance of its refinery and retail operations, capital expenditures and other financial items. Words such as “expects”, “intends”, “plans”, “projects”, “believes”, “estimates”, “may”, “will”, “should”, “shall”, “anticipates”, “predicts”, and similar expressions typically identify such forward looking statements in this Quarterly Report on Form 10-Q.

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

Although we believe our expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially depending on a variety of factors described in greater detail in the Company’s filings with the SEC, including quarterly reports on Form 10-Q, annual reports on Form 10-K, reports on Form 8-K, etc. In addition to the factors discussed elsewhere in this Quarterly Report on Form 10-Q, the Company’s actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation:

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

All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any such forward looking statements that may be made to reflect events or circumstances that occur, or which we becomes aware of, after the date of this Quarterly Report on Form 10-Q.

Recent Developments

The world crude market continues to remain volatile in fiscal year 2007 with prices on the New York Mercantile Exchange (NYMEX) ranging from a high of $76.98/BBL in August to a low of $55.81/BBL in November. Crude oil prices for delivery in the second fiscal quarter of 2007 as of the end of December were averaging $60.85/BBL as compared to an average of $65.37/BBL for the first fiscal quarter of 2007, a 6.9% decrease.

Industry-wide wholesale margins of gasoline rose in the second fiscal quarter of 2007 while distillate margins have significantly declined on warmer weather in the eastern part of the United States. As of December 29, 2006, margins, as indicated by the difference between prices of crude oil contracts traded on the NYMEX and the prices of NYMEX gasoline and heating oil contracts, were averaging $6.67 and $10.07 respectively for the second fiscal quarter. This represents a $.24 or 3.7% increase in wholesale margins for gasoline and a $1.26 or 11.1% decrease for heating oil as compared to the first fiscal quarter of 2007. The widely monitored “3/2/1 crackspread”, consisting of two thirds gasoline margin and one third heating oil margin, has decreased $.26 or 3.2% in the second quarter of fiscal year 2007 as compared to the first quarter of fiscal year 2007. The average “3/2/1 crackspread” for the second fiscal quarter of 2007 as compared to the second fiscal quarter of 2006 has declined by $1.45 or 15.7%.

We continue to benefit from our ability to process a significant percentage of heavy, high sulfur grades of crude oil. For the second quarter of fiscal 2007, as of December 29, 2006, our average crude cost is $8.64/BBL lower than the NYMEX average.

The company will undertake a 28-day turnaround of its Crude Tower and related units in March of 2007. In addition to normal maintenance work, the project will allow the Company to increase the amount of crude oil it process to 70,000/BBL per day from its current capacity of 65,000/BBL per day, as well as allowing it to process a higher percentage of its crude with less expensive heavy, sour crude.

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

Retail Operations:

	Three Months Ended November 30,
	2006	2005
	(dollars in thousands)
Net Sales
Petroleum	$216,945	$223,416
Merchandise and other	50,709	48,425

Total Net Sales	267,654	271,841
Costs of Goods Sold	236,386	239,614

Gross Profit	31,268	32,227
Operating Expenses	29,747	26,327

Segment Operating Income	$1,521	$5,900

Petroleum Sales (thousands of gallons)	89,010	84,726

Gross Profit
Petroleum (a)	$17,602	$18,866
Merchandise and other	13,666	13,361

	$31,268	$32,227

Petroleum margin ($/gallon) (b)	.1978	.2227
Merchandise margin (percent of sales)	26.9%	27.6%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices which approximate market.
(b)	Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended November 30, 2006 and November 30, 2005

Net Sales

Retail sales decreased during the fiscal quarter ended November 30, 2006 by $4.2 million or 1.5% from $271.8 million to $267.6 million under the comparable period in fiscal 2006. The retail sales decrease resulted from a $6.5 million decrease in petroleum sales offset by a $2.3 million increase in merchandise sales. The petroleum sales decrease resulted from a 7.6% decrease in retail selling prices per gallon, offset by a 4.3 million gallon or 5.1% increase in retail petroleum volume. Merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices.

Costs of Goods Sold

Retail costs of goods sold decreased during the fiscal quarter ended November 30, 2006 by $3.2 million or 1.3% for the comparable period in fiscal 2006 from $239.6 million to $236.4 million. The decrease of $3.2 million is due to the following: petroleum purchases decreased $9.2 million due to a decrease in prices and volume, offset by a fuel tax increase of $2.8 million, freight cost increase of $.4 million, merchandise cost increase of $1.9 million, as well as an inventory valuation decrease of $.9 million due mainly to a decrease in petroleum product costs.

Gross Profit

Retail gross profit decreased during the fiscal quarter ended November 30, 2006 by $.9 million or 3.0% over the comparable period in fiscal 2006. The Company decreased its petroleum margins by $1.2 million offset by a merchandise margin increase of $.3 million.

Operating Expenses

Retail operating expenses increased during the fiscal quarter ended November 30, 2006 by $3.4 million or 13.0% over the comparable period in fiscal 2006. The primary contributing factors were (i) increased payroll and related payroll costs of $.8 million, due in part to an increase in New York State minimum wage from $6.00 to $6.75 an hour effective January 1, 2006 which affected about 500 retail employees and (ii) maintenance/environmental costs of $1.6 million, due primarily to environmental remediation liability issues. The remaining increase was attributed to credit/customer service costs of $.4 million, advertising/promotional costs of $.2 million, insurance/utilities/tax cost of $.2 million and other miscellaneous costs of $.2 million.

Wholesale Operations:

	Three Months Ended November 30,
	2006	2005
	(dollars in thousands)
Net Sales (a)	$316,942	$302,151
Costs of Goods Sold	310,241	282,358

Gross Profit	$6,701	$19,793

Operating Expenses	8,149	8,341

Segment Operating Income (Loss)	$(1,448)	$11,452

Crude throughput (thousand barrels per day)	67.3	67.1

Refinery Product Yield

(thousands of barrels)

	Three Months Ended November 30,
	2006	2005
Gasoline and gasoline blendstock	2,770	2,724
Distillates	1,588	1,686
Asphalt	1,720	1,715
Butane, propane, residual products, internally produced fuel and other	525	542

Total Product Yield	6,603	6,667

% Heavy Crude Oil of Total Refinery Throughput (b)	55%	51%

Product Sales

(dollars in thousands) (a)

	Three Months Ended November 30,
	2006	2005
Gasoline and gasoline blendstock	$115,360	$121,728
Distillates	102,757	109,130
Asphalt	93,743	66,376
Other	5,082	4,917

	$316,942	$302,151

Product Sales

(thousand of barrels) (a)

	Three Months Ended November 30,
	2006	2005
Gasoline and gasoline blendstock	1,699	1,608
Distillates	1,337	1,304
Asphalt	1,816	1,993
Other	139	122

	4,991	5,027

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended November 30, 2006 and November 30, 2005

Net Sales

Wholesale sales increased during the three months ended November 30, 2006 by $14.8 million or 4.9% over the comparable period in fiscal 2006 from $302.1 million to $316.9 million. The wholesale sales increase was due to a 5.7% increase in wholesale prices offset by a .7% decrease in wholesale volume.

Costs of Goods Sold

Wholesale costs of goods sold increased during the three months ended November 30, 2006 by $27.9 million or 9.9% over the comparable period in fiscal 2006 from $282.3 million to $310.2 million. The increase in wholesale costs of goods sold during this period was primarily due to a corresponding decrease in refined product and crude inventory valuations. This was primarily attributed to a decrease in inventory pricing with a slight offset by an increase in inventory volumes.

Gross Profit

Wholesale gross profit decreased $13.1 million from $19.8 million for the fiscal quarter ended November 30, 2005 to $6.7 million for fiscal quarter ended November 30, 2006. This decrease was primarily due to a narrowing of margins.

Operating Expenses

Operating expenses decreased during the three months ended November 30, 2006 by $.2 million over such expenses for the comparable period in fiscal 2006. This decrease was primarily due to decreased payroll and payroll costs.

Consolidated Expenses:

Interest Expense, net

Net interest expense (interest expense less interest income) for the three months ended November 30, 2006 decreased $.8 million or 13.3% to $5.2 million from $6.0 million for the comparable period in fiscal 2006, primarily due to a decrease in borrowings under the revolving credit facility.

Income Tax Expense / (Benefit)

The Company’s effective tax rate for the three months ended November 30, 2006 was approximately 41.0% compared to a rate of 40.7% for the three months ended November 30, 2005. The change is primarily due to a change in various permanent tax differences and an increase in corporate state income taxes.

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

The following table summarizes selected measures of liquidity and capital sources (in thousands):

	November 30, 2006	August 31, 2006
Cash and cash equivalents	$60,024	$59,197
Working capital	$143,607	$146,723
Current ratio	2.3	2.0
Debt	$228,327	$228,014

Primary sources of liquidity have been cash and cash equivalents, cash flows from operations and borrowing availability under a revolving line of credit. We believe available capital resources will be adequate to meet our working capital, debt service, and capital expenditure requirements for existing operations.

Our cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months. They have a high degree of liquidity since the securities are traded in public markets. During the three months ended November 30, 2006, cash provided from operations was $7.1 million, while significant uses of cash include $6.4 million for purchases of property, plant and equipment, $.1 million for additions to deferred turnaround costs, $.2 million reductions to debt; offset by $.5 million proceeds from issuance of long term debt. Cash provided by working capital items totaled $3.9 million. This includes decreases in accounts receivable of $11.7 million, inventories of $40.6 million, and increases in amounts due from affiliated companies of $3.8 million and cash used for prepaid expenses of $10.0 million. Also included are decreases in accounts payable of $30.6 million, income taxes payable of $9.4 million, sales, use and fuel taxes payable of $2.0 million and other accrued liabilities of $.2 million.

We require a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units.

Maintenance and non-discretionary capital expenditures have averaged approximately $4 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in these maintenance and non-discretionary capital expenditures during fiscal year 2007.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Revolving Credit Facility with PNC Bank, N.A. as Agent Bank. In November 2006, we extended the term of our $100,000,000 Revolving Credit Facility from May 9, 2007 to November 27, 2011, and amended certain terms and provisions thereof, including a reduction in the interest rate and a modification of certain covenants. Under the amended Revolving Credit Facility, interest is calculated as follows: (a) for base rate borrowings, at the greater of the Agent Bank’s prime rate less an applicable margin of .5% to 0% or federal funds rate plus 1%; (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 1.25% to 1.75%. The applicable margin will vary depending on a formula calculating our average unused availability under the facility. Under the Revolving Credit Facility in effect prior to the extension and amendment, interest was calculated as follows: (a) for base rate borrowings, at the greater of the Agent Bank’s prime rate plus an applicable margin of .25% to .75% (8.50% at August 31, 2006) or federal funds rate plus 1%; (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 1.75% to 3.00%. The applicable margin varied with our facility leverage ratio calculation.

The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility.

We had outstanding letters of credit of $433,000 as of November 30, 2006. As of November 30, 2006, outstanding borrowings under the Revolving Credit Facility were $0 resulting in net availability of $99,567,000.

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

Inflation

The effect of inflation on the Company has not been significant during the last five fiscal years.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company uses its revolving credit facility to finance a portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose the Company to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds or LIBOR rate.

The Company has exposure to price fluctuations of crude oil and refined products. The Company does not manage the price risk related to all of its inventories of crude oil and refined products with a permanent formal hedging program, but does manage its risk exposures by managing inventory levels. At August 31, 2006, the Company had net open future positions of 1,400,000 barrels of crude oil, all of which were sold during the first quarter of 2007. The resulting gain on the sale of the future positions amounted to $4,114,000, which was recorded in cost of sales. The Company has no open future positions at November 30, 2006.

See also Recent Developments section of Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES.

(a)	Based on an evaluation by management of the Company’s disclosure controls and procedures (as defined in Rules 13(a) – 15(e) and 15(d) – 15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal quarter ended November 30, 2006, (the “Evaluation Date”) the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date .

(b)	There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended November 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

There have been no material changes in our Risk Factors disclosed in the Form 10-K for the year ended August 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 16, 2007

UNITED REFINING COMPANY (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 16, 2007

KIANTONE PIPELINE CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 16, 2007

UNITED REFINING COMPANY OF PENNSYLVANIA (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 16, 2007

KIANTONE PIPELINE COMPANY (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 16, 2007

UNITED JET CENTER, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 16, 2007

KWIK-FILL CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 16, 2007

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 16, 2007

BELL OIL CORP. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 16, 2007

PPC, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 16, 2007

SUPER TEST PETROLEUM, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 16, 2007

KWIK-FIL, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 16, 2007

VULCAN ASPHALT REFINING CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 16, 2007

COUNTRY FAIR, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy Vice President – Finance