Form 10-Q
period 2007-02-28
KWIK FIL INC; COUNTRY FAIR INC; UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FILL INC; UNITED JET CENTER INC; BELL OIL CORP; PPC INC
filed 2007-04-16
CIK 1045540, 1171162, 101462, 830253, 1040270, 1045539, 1045541, 1045542, 1045543, 1045544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2007

or

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

814-723-1500

(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of Registrant’s Common Stock as of April 16, 2007: 100.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-Q – CONTENTS

PART I.—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	February 28, 2007 (Unaudited)	August 31, 2006
Assets
Current:
Cash and cash equivalents	$16,005	$59,197
Accounts receivable, net	64,449	85,036
Inventories	131,207	130,633
Prepaid expenses and other assets	33,818	21,809
Amounts due from affiliated companies, net	807	883

Total current assets	246,286	297,558
Property, plant and equipment, net	200,402	190,080
Investment in affiliated company	3,734	2,899
Deferred financing costs, net	5,043	5,643
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	2,400	2,665
Deferred turnaround costs and other assets, net	5,288	6,077

	$475,002	$516,771

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$17,000	$—
Current installments of long-term debt	762	435
Accounts payable	60,253	84,269
Accrued liabilities	15,030	19,892
Income tax payable	4,485	21,432
Sales, use and fuel taxes payable	15,551	20,144
Deferred income taxes	4,663	4,663

Total current liabilities	117,744	150,835
Long term debt: less current installments	228,577	227,579
Deferred income taxes	7,805	8,624
Deferred gain on settlement of pension plan obligations	377	485
Deferred retirement benefits	41,244	36,794
Other noncurrent liabilities	361	601

Total liabilities	396,108	424,918

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	14,244	14,244
Retained earnings	66,229	79,188
Accumulated other comprehensive loss	(1,579)	(1,579)

Total stockholder’s equity	78,894	91,853

	$475,002	$516,771

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS—(Unaudited)

(in thousands)

	Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006
Net sales	$492,781	$506,485	$1,077,377	$1,080,477
Costs of goods sold	451,198	472,662	997,825	994,634

Gross profit	41,583	33,823	79,552	85,843

Expenses:
Selling, general and administrative expenses	32,782	30,624	67,181	62,003
Depreciation and amortization expenses	3,480	3,293	6,977	6,582

Total operating expenses	36,262	33,917	74,158	68,585

Operating income (loss)	5,321	(94)	5,394	17,258

Other income (expense):
Interest expense, net	(5,951)	(6,190)	(11,106)	(12,213)
Other, net	(863)	(482)	(1,682)	131
Equity in net earnings of affiliate	341	303	835	905

	(6,473)	(6,369)	(11,953)	(11,177)

Income (loss) before income tax expense (benefit)	(1,152)	(6,463)	(6,559)	6,081
Income tax expense (benefit)	(473)	(2,566)	(2,690)	2,540

Net income (loss)	$(679)	$(3,897)	$(3,869)	$3,541

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Unaudited)

(in thousands)

	Six Months Ended
	February 28, 2007	February 28, 2006
Cash flows from operating activities:
Net income (loss)	$(3,869)	$3,541

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,823	8,931
Equity in net earnings of affiliate	(835)	(905)
Deferred income taxes	(819)	593
Gain on asset dispositions	—	(180)
Cash used in working capital items	(42,338)	(51,051)
Other net	(1)	24
Change in operating assets and liabilities:
Deferred retirement benefits	4,450	2,917
Other assets	(33)	(2)
Other noncurrent liabilities	(240)	(392)

Total adjustments	(30,993)	(40,065)

Net cash used in operating activities	(34,862)	(36,524)

Cash flows from investing activities:
Additions to property, plant and equipment	(17,033)	(10,968)
Additions to deferred turnaround costs	(416)	(82)
Proceeds from asset dispositions	—	1,179

Net cash used in investing activities	(17,449)	(9,871)

Cash flows from financing activities:
Net borrowings on revolving credit facility	17,000	25,000
Proceeds from issuance of long term debt	1,644	—
Dividend to stockholder	(9,090)	(6,559)
Principal reductions of long term debt	(435)	(305)
Deferred financing costs	—	(72)

Net cash provided by financing activities	9,119	18,064

Net decrease in cash and cash equivalents	(43,192)	(28,331)
Cash and cash equivalents, beginning of year	59,197	43,204

Cash and cash equivalents, end of period	$16,005	$14,873

Cash used in working capital items:
Accounts receivable, net	$20,587	$14,419
Inventories	(574)	(46,873)
Prepaid expenses and other assets	(12,009)	(22,126)
Accounts payable	(24,016)	11,310
Accrued liabilities	(4,862)	(3,756)
Income taxes payable	(16,947)	(1,470)
Sales, use and fuel taxes payable	(4,593)	(5,956)
Amounts due from affiliated companies, net	76	3,401

Total change	$(42,338)	$(51,051)

Cash paid during the period for:
Interest	$12,040	$12,100
Income taxes	$15,078	$3,110

Non-cash investing activities:
Property additions & capital leases	$—	$71

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ending August 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2006.

2.	Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement classification, accounting for interest and penalties and accounting in interim periods and disclosure.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

3.	Inventories

As of February 28, 2007 and August 31, 2006, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $16,366,000 and $73,119,000, respectively. The February 28, 2007 LIFO calculation was computed using quantities and prices which are not necessarily indicative of the actual quantities and prices which will exist at fiscal year-end. Due to anticipated fluctuations in inventory levels and the many factors which enter into the LIFO calculation which are beyond management’s control, it is the policy of the Company to record the LIFO inventory adjustment only at fiscal year-end.

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

Certain of United Refining Company’s (the “issuer”) subsidiaries function as guarantors under the terms of the $225,000,000 Senior Unsecured Note Indenture due August 15, 2012. Financial information for the issuer and its wholly owned subsidiary guarantors is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	February 28, 2007				August 31, 2006
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$7,932	$8,073	$—	$16,005	$52,375	$6,822	$—	$59,197
Accounts receivable, net	42,495	21,954	—	64,449	55,230	29,806	—	85,036
Inventories	107,971	23,236	—	131,207	103,996	26,637	—	130,633
Prepaid expenses and other assets	28,624	5,194	—	33,818	17,418	4,391	—	21,809
Amounts due from affiliated companies, net	15	792	—	807	1,744	(861)	—	883
Intercompany	121,935	19,317	(141,252)	—	119,481	20,655	(140,136)	—

Total current assets	308,972	78,566	(141,252)	246,286	350,244	87,450	(140,136)	297,558
Property, plant and equipment, net	126,758	73,644	—	200,402	119,728	70,352	—	190,080
Investment in affiliated company	3,734	—	—	3,734	2,899	—	—	2,899
Deferred financing costs, net	5,043	—	—	5,043	5,643	—	—	5,643
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets, net	—	2,400	—	2,400	—	2,665	—	2,665
Deferred turnaround costs & other assets	4,980	1,479	(1,171)	5,288	5,735	1,513	(1,171)	6,077

	$449,487	$167,938	$(142,423)	$475,002	$484,249	$173,829	$(141,307)	$516,771

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$17,000	$—	$—	$17,000	$—	$—	$—	$—
Current installments of long-term debt	(16)	778	—	762	(84)	519	—	435
Accounts payable	44,396	15,857	—	60,253	65,801	18,468	—	84,269
Accrued liabilities	8,101	6,929	—	15,030	14,022	5,870	—	19,892
Income taxes payable	6,881	(2,396)	—	4,485	23,223	(1,791)	—	21,432
Sales, use and fuel taxes payable	12,698	2,853	—	15,551	16,833	3,311	—	20,144
Deferred income taxes	5,644	(981)	—	4,663	5,644	(981)	—	4,663
Intercompany	—	141,252	(141,252)	—	—	140,136	(140,136)	—

Total current liabilities	94,704	164,292	(141,252)	117,744	125,439	165,532	(140,136)	150,835
Long term debt: less current installments	224,408	4,169	—	228,577	224,065	3,514	—	227,579
Deferred income taxes	3,559	4,246	—	7,805	3,650	4,974	—	8,624
Deferred gain on settlement of pension plan obligations	377	—	—	377	485	—	—	485
Deferred retirement benefits	41,186	58	—	41,244	36,826	(32)	—	36,794
Other noncurrent liabilities	—	361	—	361	—	601	—	601

Total liabilities	364,234	173,126	(141,252)	396,108	390,465	174,589	(140,136)	424,918

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share—shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Additional paid-in capital	4,746	10,651	(1,153)	14,244	4,746	10,651	(1,153)	14,244
Retained earnings	82,086	(15,857)	—	66,229	90,617	(11,429)	—	79,188
Accumulated other comprehensive loss	(1,579)	—	—	(1,579)	(1,579)	—	—	(1,579)

Total stockholder’s equity	85,253	(5,188)	(1,171)	78,894	93,784	(760)	(1,171)	91,853

	$449,487	$167,938	$(142,423)	$475,002	$484,249	$173,829	$(141,307)	$516,771

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended February 28, 2007				Three Months Ended February 28, 2006
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$349,770	$255,425	$(112,414)	$492,781	$369,286	$241,068	$(103,869)	$506,485
Costs of goods sold	334,315	229,297	(112,414)	451,198	356,041	220,490	(103,869)	472,662

Gross profit	15,455	26,128	—	41,583	13,245	20,578	—	33,823

Expenses:
Selling, general and administrative expenses	5,677	27,105	—	32,782	5,201	25,423	—	30,624
Depreciation and amortization expenses	2,291	1,189	—	3,480	2,134	1,159	—	3,293

Total operating expenses	7,968	28,294	—	36,262	7,335	26,582	—	33,917

Operating income (loss)	7,487	(2,166)	—	5,321	5,910	(6,004)	—	(94)

Other income (expense):
Interest expense, net	(3,124)	(2,827)	—	(5,951)	(4,007)	(2,183)	—	(6,190)
Other, net	(750)	(113)	—	(863)	(487)	5	—	(482)
Equity in net earnings (loss) affiliate	341	—	—	341	303	—	—	303

	(3,533)	(2,940)	—	(6,473)	(4,191)	(2,178)	—	(6,369)

Income (loss) before income tax expense (benefit)	3,954	(5,106)	—	(1,152)	1,719	(8,182)	—	(6,463)
Income tax expense (benefit)	1,863	(2,336)	—	(473)	649	(3,215)	—	(2,566)

Net income (loss)	$2,091	$(2,770)	$—	$(679)	$1,070	$(4,967)	$—	$(3,897)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Six Months Ended February 28, 2007				Six Months Ended February 28, 2006
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$776,630	$524,348	$(223,601)	$1,077,377	$785,640	$514,175	$(219,338)	$1,080,477
Costs of goods sold	753,659	467,767	(223,601)	997,825	752,631	461,341	(219,338)	994,634

Gross profit	22,971	56,581	—	79,552	33,009	52,834	—	85,843

Expenses:
Selling, general and administrative expenses	11,354	55,827	—	67,181	11,230	50,773	—	62,003
Depreciation and amortization expenses	4,582	2,395	—	6,977	4,268	2,314	—	6,582

Total operating expenses	15,936	58,222	—	74,158	15,498	53,087	—	68,585

Operating income (loss)	7,035	(1,641)	—	5,394	17,511	(253)	—	17,258

Other income (expense):
Interest expense, net	(5,578)	(5,528)	—	(11,106)	(7,935)	(4,278)	—	(12,213)
Other, net	(1,345)	(337)	—	(1,682)	(998)	1,129	—	131
Equity in net earnings (loss) affiliate	835	—	—	835	905	—	—	905

	(6,088)	(5,865)	—	(11,953)	(8,028)	(3,149)	—	(11,177)

Income (loss) before income tax expense (benefit)	947	(7,506)	—	(6,559)	9,483	(3,402)	—	6,081
Income tax expense (benefit)	388	(3,078)	—	(2,690)	3,722	(1,182)	—	2,540

Net income (loss)	$559	$(4,428)	$—	$(3,869)	$5,761	$(2,220)	$—	$3,541

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended February 28, 2007				Six Months Ended February 28, 2006
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(40,712)	$5,850	$—	$(34,862)	$(32,945)	$(3,579)	$—	$(36,524)

Cash flows from investing activities:
Additions to property, plant and equipment	(11,612)	(5,421)	—	(17,033)	(8,897)	(2,071)	—	(10,968)
Proceeds from asset dispositions	—	—	—	—	1	1,178	—	1,179
Additions to deferred turnaround costs	(325)	(91)	—	(416)	(79)	(3)	—	(82)

Net cash used in investing activities	(11,937)	(5,512)	—	(17,449)	(8,975)	(896)	—	(9,871)

Cash flows from financing activities:
Net borrowings on revolving credit facility	17,000	—	—	17,000	25,000	—	—	25,000
Proceeds from issuance of long-term debt	399	1,245	—	1,644	—	—	—	—
Dividend to stockholder	(9,090)	—	—	(9,090)	(6,559)	—	—	(6,559)
Principal reductions of long-term debt	(103)	(332)	—	(435)	(91)	(214)	—	(305)
Deferred financing costs	—	—	—	—	(72)	—	—	(72)

Net cash provided by (used in) financing activities	8,206	913	—	9,119	18,278	(214)	—	18,064

Net increase (decrease) in cash and cash equivalents	(44,443)	1,251	—	(43,192)	(23,642)	(4,689)	—	(28,331)
Cash and cash equivalents, beginning of year	52,375	6,822	—	59,197	31,195	12,009	—	43,204

Cash and cash equivalents, end of period	$7,932	$8,073	$—	$16,005	$7,553	$7,320	$—	$14,873

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.	Segments of Business

Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006
Net Sales
Retail	$254,173	$239,829	$521,827	$511,670
Wholesale	238,608	266,656	555,550	568,807

	$492,781	$506,485	$1,077,377	$1,080,477

Intersegment Sales
Wholesale	$111,162	$102,630	$221,080	$216,833

Operating Income (loss)
Retail	$(2,165)	$(6,245)	$(644)	$(345)
Wholesale	7,486	6,151	6,038	17,603

	$5,321	$(94)	$5,394	$17,258

Depreciation and Amortization
Retail	$1,138	$1,109	$2,294	$2,214
Wholesale	2,342	2,184	4,683	4,368

	$3,480	$3,293	$6,977	$6,582

	February 28, 2007	August 31, 2006
Total Assets
Retail	$139,096	$143,881
Wholesale	335,906	372,890

	$475,002	$516,771

Capital Expenditures (including non-cash)
Retail	$4,464	$5,161
Wholesale	12,569	16,725

	$17,033	$21,886

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	Employee Benefit Plans

For the periods ended February 28, 2007 and February 28, 2006, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits		Other Post-Retirement Benefits
	Six Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006
	(in thousands)
Service cost	$1,034	$1,531	$1,131	$1,185
Interest cost on benefit obligation	1,574	2,052	1,696	1,367
Expected return on plan assets	(1,589)	(1,891)	—	—
Amortization of transition obligation	35	35	298	298
Amortization and deferral of net loss	243	828	499	486

Net periodic benefit cost	$1,297	$2,555	$3,624	$3,336

As of February 28, 2007, $6,160,000 of contributions have been made to the Company pension plans for the fiscal year ending August 31, 2007.

7.	Derivative Financial Instruments

At August 31, 2006, the Company had net open future positions of 1,400,000 barrels of crude oil, all of which were sold during the first quarter of 2007. The resulting gain on the sale of the future positions amounted to $4,114,000, which was recorded in cost of sales. The Company has no open future positions at February 28, 2007.

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

All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any such forward looking statements that may be made to reflect events or circumstances that occur, or which we become aware of, after the date of this Quarterly Report on Form 10-Q.

Recent Developments

The Company continues to be impacted by the world crude market as it continues to remain volatile with prices on the New York Mercantile Exchange (NYMEX) ranging from a high of $66.03/bbl in March 2007, to a low of $50.48/bbl in January 2007. Average crude oil prices for delivery in the third fiscal quarter of 2007 as of March 30, 2007 were averaging $62.00/bbl as compared to an average of $65.03/bbl for the third fiscal quarter of 2006, a $3.03 decrease. The average NYMEX crude oil price for the second fiscal quarter of 2007 was $58.61/bbl compared to $61.11/bbl for the second fiscal quarter 2006, a $2.50 decrease.

Industry-wide wholesale margins of gasoline and distillates have increased in the third fiscal quarter of 2007 as compared to the second quarter of fiscal year 2007. As of March 30, 2007, margins, as indicated by the difference between prices of crude oil contracts traded on the NYMEX and the prices of NYMEX gasoline and heating oil contracts, were averaging $17.27 and $12.40 respectively for the third fiscal quarter. This represents a $10.62 or 160% increase in wholesale margins for gasoline and a $1.37 or 12% increase for heating oil as compared to the second fiscal quarter of 2007. The widely monitored “3/2/1 crackspread”, consisting of two thirds gasoline margin and one third heating oil margin, has increased $7.53 or 93% in the third quarter of fiscal year 2007 as compared to the second quarter of fiscal year 2007.

We continue to benefit from our ability to process a significant percentage of heavy, high sulfur grades of crude oil. Our average crude cost relative to the NYMEX average crude cost was lower by $9.16/bbl for the second quarter of 2007. For the second fiscal quarter of 2006, our average crude cost was $11.96 lower than the NYMEX average crude cost. For third quarter of fiscal 2007, as of March 30, 2007, our average crude cost is $7.44 lower than the NYMEX average.

The Company is currently conducting a comprehensive turnaround of Crude unit and related units; such as the desalter and vacuum tower. The turnaround is scheduled to take place from March 19 to April 16, 2007, a 28-day period. Costs associated with the turnaround are deferred when incurred and amortized on a straight line basis over the period of benefit, which ranges from 3 to 10 years. In addition to normal maintenance work, the Company will be upgrading the units to allow them to meet the 30 ppm low sulfur gasoline requirement of the federal Clean Air Act effective January 1, 2008. The Company will also be investing to allow the expansion of its ability to process crude from the current 65,000/bbl per day capacity to 70,000/bbl per day. The upgrade will also allow the facility to run up to 80% of its slate as heavy, sour crude. The Company will continue to utilize its proprietary linear program planning model to determine the optimal crude slate and run rate.

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

Retail Operations:

	Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006
	(dollars in thousands)
Net Sales
Petroleum	$206,909	$195,089	$423,854	$418,505
Merchandise and other	47,264	44,740	97,973	93,165

Total Net Sales	$254,173	$239,829	$521,827	$511,670

Costs of Goods Sold	$228,230	$219,662	$464,616	$459,276

Gross Profit	$25,943	$20,167	$57,211	$52,394

Operating Expenses	$28,108	$26,412	$57,855	$52,739

Segment Operating Income / (Loss)	$(2,165)	$(6,245)	$(644)	$(345)

Petroleum Sales (thousands of gallons)	87,164	82,436	176,174	167,162
Gross Profit
Petroleum (a)	$13,134	$8,068	$30,737	$26,933
Merchandise and other	12,809	12,099	26,474	25,461

	$25,943	$20,167	$57,211	$52,394

Petroleum margin ($/gallon) (b)	.1507	.0979	.1745	.1611
Merchandise margin (percent of sales)	27.1%	27.0%	27.0%	27.3%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices which approximate market.
(b)	Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended February 28, 2007 and February 28, 2006

Net Sales

Retail sales increased during the fiscal quarter ended February 28, 2007 by $14.4 million or 6.0% from $239.8 million to $254.2 million for the comparable period in fiscal 2006. The $14.4 million is due to the following increases: $11.8 million in petroleum sales and $2.5 million in merchandise sales. The petroleum sales increase resulted from a .3% increase in retail selling prices per gallon, and a 4.7 million gallon or 5.7% increase in retail petroleum volume. Merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices.

Costs of Goods Sold

Retail costs of goods sold increased during the fiscal quarter ended February 28, 2007 by $8.5 million or 3.9% for the comparable period in fiscal 2006 from $219.7 million to $228.2 million. The $8.5 million is due to the following increases: petroleum purchases of $4.8 million due to an increase in prices and volume, fuel tax of $2.8 million, freight cost of $.1 million, merchandise cost of $1.8 million, and a decrease in cost of sales due to an inventory adjustment of $1.0 million due mainly to an increase in petroleum product inventory volumes.

Gross Profit

Retail gross profit increased during the fiscal quarter ended February 28, 2007 by $5.8 million or 28.6% for the comparable period in fiscal 2006. The Company increased its petroleum margins by $5.1 million and merchandise margin increased by $.7 million or 5.8%.

Operating Expenses

Retail operating expenses increased during the fiscal quarter ended February 28, 2007 by $1.7 million or 6.4% for the comparable period in fiscal 2006. The primary contributing factor was increased payroll and related payroll costs of $.7 million; due in part to a minimum wage increase effective January 1, 2007 in New York State from $6.75 to $7.15 and in Pennsylvania from $5.15 to $6.25 an hour, combined these increases affected over 1,100 retail employees. The remaining increase was attributed to maintenance costs of $.2 million, environmental costs of $.2 million, credit/customer service costs of $.1 million, advertising/promotional costs of $.1 million, insurance/utilities/tax cost of $.2 million and other miscellaneous costs of $.2 million.

Comparison of Six Months Ended February 28, 2007 and February 28, 2006

Net Sales

Retail sales increased during the six months ended February 28, 2007 by $10.1 million or 2.0% from $511.7 million to $521.8 million for the comparable period in fiscal 2006. The increase was primarily due to $5.3 million in petroleum sales, and $4.8 million in merchandise sales. This merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices. The petroleum sales increase resulted from a 9.0 million gallon or 5.4% increase in retail petroleum volume, offset by a 3.9% decrease in retail selling prices per gallon.

Costs of Goods Sold

Retail costs of goods sold increased during the six months ended February 28, 2007 by $5.3 million or 1.2% from $459.3 million to $464.6 million for the comparable period in fiscal 2006. The increase of $5.3 million is due to the following: fuel taxes of $5.6 million, freight costs of $.6 million, merchandise costs of $3.8 million directly related to the increase in sales, offset by a decrease of $4.4 million in petroleum purchases due to a decrease in purchase price, inventory change of $.2 million due mainly to a 3% decrease in petroleum product costs, and other miscellaneous costs decrease of $.1 million.

Gross Profit

Retail gross profit increased during the six months ended February 28, 2007 by $4.8 million or 9.2% for the comparable period in fiscal 2006. The Company increased its petroleum margins by $3.8 million or 14.1% and merchandise margin increased by $1.0 million or 4.0%.

Operating Expenses

Retail operating expenses increased during the six months ended February 28, 2007 by $5.1 million or 9.7% for the comparable period in fiscal 2006. The primary contributing factors were (i) increased payroll and related payroll costs of $1.6 million due to a minimum wage increase effective January 1, 2006 from $6.00 to $6.75 per hour and another increase effective January 1, 2007 from $6.75 to $7.15 per hour for New York State and effective January 1, 2007 an increase of $5.15 to $6.25 per hour for Pennsylvania. Combined these January 1, 2007 increases affected approximately 1,100 retail employees and (ii) environmental costs of $1.7 million, due primarily to environmental remediation liability issues. Other increases were related to maintenance costs of $.4 million, credit/customer service costs of $.4 million, insurance/utilities/taxes of $.3 million, advertising/promotion costs of $.4 million and other miscellaneous costs of $.3 million.

Wholesale Operations:

	Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006
	(dollars in thousands)
Net Sales (a)	$238,608	$266,656	$555,550	$568,807
Costs of Goods Sold	222,968	253,000	533,209	535,358

Gross Profit	$15,640	$13,656	$22,341	$33,449

Operating Expenses	8,154	7,505	16,303	15,846

Segment Operating Income	$7,486	$6,151	$6,038	$17,603

Crude throughput (thousand barrels per day)	66.6	66.4	66.9	66.8

Refinery Product Yield

(thousands of barrels)

	Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006
Gasoline and gasoline blendstock	2,658	2,623	5,427	5,347
Distillates	1,444	1,789	3,032	3,474
Asphalt	1,730	1,629	3,450	3,344
Butane, propane, residual products, internally produced fuel and other (“Other”)	660	505	1,185	1,048

Total Product Yield	6,492	6,546	13,094	13,213

% Heavy Crude Oil of Total Refinery Throughput (b)	58%	53%	57%	52%

Product Sales

(dollars in thousands) (a)

	Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006
Gasoline and gasoline blendstock	$94,567	$108,156	$209,927	$229,884
Distillates	86,311	108,533	189,068	217,664
Asphalt	54,675	46,309	148,418	112,685
Other	3,055	3,658	8,137	8,574

	$238,608	$266,656	$555,550	$568,807

Product Sales

(thousand of barrels) (a)

	Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006
Gasoline and gasoline blendstock	1,395	1,575	3,094	3,183
Distillates	1,173	1,458	2,510	2,762
Asphalt	1,570	1,580	3,386	3,573
Other	87	97	226	220

	4,225	4,710	9,216	9,738

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended February 28, 2007 and February 28, 2006

Net Sales

Wholesale sales decreased during the three months ended February 28, 2007 by $28.0 million or 10.5% for the comparable period in fiscal 2006 from $266.6 million to $238.6 million. The wholesale sales decrease was due to a .2% decrease in wholesale prices and a 10.3% decrease in wholesale volume.

Costs of Goods Sold

Wholesale costs of goods sold decreased during the three months ended February 28, 2007 by $30.0 million or 11.9% for the comparable period in fiscal 2006 from $253.0 million to $223.0 million. The decrease in wholesale costs of goods sold during this period was primarily due to an inventory adjustment in refined product and crude inventories. This inventory adjustment was primarily attributed to an increase in inventory volumes slightly offset by a decrease in inventory pricing.

Gross Profit

Wholesale gross profit increased $2.0 million or 15.0% from $13.6 million for the fiscal quarter ended February 28, 2006 to $15.6 million for fiscal quarter ended February 28, 2007. This increase was primarily due to improving margins.

Operating Expenses

Operating expenses increased during the three months ended February 28, 2007 by $.6 million or 8.6% over such expenses for the comparable period in fiscal 2006. This was due to increased payroll and payroll costs of $.3 million, professional services of $.2 million and legal/audit fees of $.1 million.

Comparison of Six Months Ended February 28, 2007 and February 28, 2006

Net Sales

Wholesale sales decreased during the six months ended February 28, 2007 by $13.3 million or 2.3% from $568.8 million to $555.5 million. The wholesale sales decrease was due to a 5.4% decrease in volume due to building inventory for the crude unit spring turnaround.

Costs of Goods Sold

Wholesale costs of goods sold decreased during 2007 by $2.2 million or .4% from $535.4 million to $533.2 million for the comparable period in fiscal 2006. The decrease in wholesale costs of goods was primarily due to the sale of Motor Vehicle Diesel Fuel (MVDF) credits. The MVDF credits are generated, purchased and sold under a program developed by US EPA. Beginning June 1, 2006, the Company was required to sell eighty percent of its total volume of on road diesel fuel with a sulfur concentration at or below 15 parts per million (ppm). The remaining twenty percent could be sold with sulfur at the then-existing concentration of 500 ppm. In April, 2006, the Company successfully completed a project that allows it to produce one hundred percent ULSD. As a result of this early compliance, each gallon of ULSD produced above eighty percent results in one credit that can be sold to another refiner that may not be in full compliance or that may choose to sell diesel with 500 ppm sulfur. The Company expects to continue generating ULSD credits until December 31, 2009.

Gross Profit

Wholesale gross profit decreased $11.1 million or 33.0% from $33.4 million for the six months ended February 28, 2006 to $22.3 million for the six months ended February 28, 2007. This decrease was primarily due to narrowing margins.

Operating Expenses

Operating expenses increased during the six months ended February 28, 2007 by $.5 million or 2.9% over such expenses for the comparable period in fiscal 2006. This was due to increased professional services of $.1 million, legal/audit fees of $.2 million and other miscellaneous costs of $.2 million. For 2007 operating expenses were $16.3 million, or 2.9% of net wholesale sales, compared to $15.8 million, or 2.8% of net wholesale sales for six months ended February 28, 2006.

Consolidated Expenses:

Interest Expense, net

Net interest expense (interest expense less interest income) for the three months ended February 28, 2007 decreased $.2 million or 13.3% to $6.0 million from $6.2 million for the comparable period in fiscal 2006, primarily due to a decrease in borrowings under the revolving credit facility.

Net interest expense (interest expense less interest income) for the six months ended February 28, 2007 decreased $1.1 million or 9% to $11.1 million from $12.2 million for the comparable period in fiscal 2006, primarily due to a decrease in borrowings under the revolving credit facility.

Income Tax Expense / (Benefit)

The Company’s effective tax rate for the three months ended February 28, 2007 was approximately 41.0% compared to a rate of 39.7% for the three months ended February 28, 2006. The change is primarily due to a change in various permanent tax differences and an increase in corporate state income taxes.

The Company’s effective tax rate for the six months ended February 28, 2007 and February 28, 2006 remained relatively constant at approximately 41%.

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

The following table summarizes selected measures of liquidity and capital sources (in thousands):

	February 28, 2007	August 31, 2006
Cash and cash equivalents	$16,005	$59,197
Working capital	$128,542	$146,723
Current ratio	2.1	2.0
Debt	$246,339	$228,014

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

Net cash used in operating activities for the six months ended February 28, 2007 was $34.9 million compared to $36.5 million for the comparable six months ended February 28, 2006. The primary use of cash was for working capital items, which were approximately $42.3 million for the six months ended February 28, 2007. Of this, $36.0 million was an increase in prepaid expenses and a decrease in accounts payable primarily for crude oil and other feedstocks; $9.5 million was a decrease in accrued liabilities and sales, use and fuel taxes payable primarily due to payment of a pension contribution and remittance of sales, use and fuel taxes; $16.9 million was a decrease in income taxes payable for tax payments related to fiscal year ending August 31, 2007; and approximately $.5 million was an increase in inventory values. This use of cash was offset by a $20.6 million reduction in accounts receivable primarily due to collection of outstanding receivables and lower wholesale distillate sales volume for the period. Changes in cash provided by or used for working capital during the sixth month period ended February 28, 2007 and February 28, 2006 are shown in the Consolidated Statements of Cash Flows to the Financial Statements, Part 1, Item 1.

Net cash used in investing activities of $17.4 million was used primarily for additions to property plant and equipment of $17.0 million. Net cash from financing activities of $9.1 million was primarily from short-term borrowings under the Revolving Credit Facility of $17.0 million and $1.6 million proceeds from capital lease transactions accounted for as long term debt, offset by a $9.1 million payment of a dividend to the stockholder and $.4 million principal reduction of long term debt.

As of February 28, 2007 the $100 million Revolving Credit Facility was supported by eligible collateral of $133.3 million; with borrowings of $17 million and standby letters of credit of $.4 million resulting in net availability of approximately $82.6 million. The Company’s working capital ratio exceeded 2.1 as of February 28, 2007.

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

The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had outstanding letters of credit of $433,000 as of February 28, 2007. As of February 28, 2007, outstanding borrowings under the Revolving Credit Facility were $17 million resulting in net availability of $82,567,000 and was secured by eligible collateral in excess of $133.3 million.

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

The Company has exposure to price fluctuations of crude oil and refined products. The Company does not manage the price risk related to all of its inventories of crude oil and refined products with a permanent formal hedging program, but does manage its risk exposures by managing inventory levels. At August 31, 2006, the Company had net open future positions of 1,400,000 barrels of crude oil, all of which were sold during the first quarter of 2007. The resulting gain on the sale of the future positions amounted to $4,114,000, which was recorded in cost of sales. The Company has no open future positions at February 28, 2007.

See also Recent Developments section of Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES.

(a)	Based on an evaluation by management of the Company’s disclosure controls and procedures (as defined in Rules 13(a) – 15(e) and 15(d) – 15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal quarter ended February 28, 2007, (the “Evaluation Date”) the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date .

(b)	There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended February 28, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

There have been no material changes in our Risk Factors disclosed in the Form 10-K for the year ended August 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 16, 2007

UNITED REFINING COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 16, 2007

KIANTONE PIPELINE CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 16, 2007

UNITED REFINING COMPANY OF PENNSYLVANIA
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 16, 2007

KIANTONE PIPELINE COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 16, 2007

UNITED JET CENTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 16, 2007

KWIK-FILL CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 16, 2007

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 16, 2007

BELL OIL CORP.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 16, 2007

PPC, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 16, 2007

SUPER TEST PETROLEUM, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 16, 2007

KWIK-FIL, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 16, 2007

VULCAN ASPHALT REFINING CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 16, 2007

COUNTRY FAIR, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy
Vice President – Finance